Form 10-K
period 1993-12-31
ANUHCO INC
filed 1994-03-02
CIK 719271

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION


                         Washington, D. C.  20549



Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                   For the Year Ended December 31, 1993


                     Commission File Number - 0-12321


                               ANUHCO, INC.

                     State of Incorporation - Delaware
               IRS Employer Identification No. - 46-0278762

      9393 West 110th Street, Suite 100, Overland Park, Kansas  66210
                     Telephone Number - (913) 451-2800

        Securities Registered Pursuant to Section 12(b) of the Act

            Title of Each Class                   Name of Each Exchange
         Anuhco, Inc. Common Stock,                on Which Registered
par value $0.01 per share, 7,542,270 shares
    outstanding, as of February 23, 1994         American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_. No.___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of Anuhco, Inc. as of February 23, 1994, was $36,958,769 based on the last trade on the American Stock Exchange on that date.

                               ANUHCO, INC.

                              1993 FORM 10-K

                             TABLE OF CONTENTS

                                                                Page
                                  PART I
Item  1.  Business............................................    3
Item  2.  Properties..........................................    8
Item  3.  Legal Proceedings...................................    9
Item  4.  Submission of Matters to a Vote of Security Holders.   10
          Executive Officers of Registrant....................   10

                                  PART II
Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters............................   11
Item  6.  Selected Financial Data.............................   12
Item  7.  Management's Discussion and Analysis of Financial
               Conditions and Results of Operation............   13
Item  8.  Financial Statements and Supplementary Data.........   16
Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............   35

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..   35
Item 11.  Executive Compensation..............................   35
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management..........................   35
Item 13.  Certain Relationships and Related Transactions......   35

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules,
               and Reports....................................   35


                                  PART I
Item 1.  Business.

     Anuhco, Inc. ("Anuhco"), through its subsidiary, Crouse Cartage Company ("Crouse Cartage"), operates a diversified motor freight transportation system primarily serving the upper central and midwest portion of the United States. Crouse Cartage, acquired by Anuhco as of September 1, 1991, is a regular-route motor common carrier of general commodities in less-than-truckload ("LTL") quantities with a ten state service area, and also offers irregular-route motor common carrier service for truckload quantities of general and perishable commodities throughout the 48 contiguous United States. Crouse Cartage operates as an autonomous company with the same management and operations as before its acquisition by Anuhco. Anuhco, with two employees, performs those functions required of a public holding company and monitors the operations of Crouse Cartage.

                          Crouse Cartage Company

     The following table sets forth certain financial and operating data with respect to Crouse Cartage prior to the effects of acquisition related adjustments for the years 1993 through 1991.

                                          1993      1992      1991
Revenue (000's).......................  $ 76,888  $ 71,266  $ 63,449
Operating Income (000's)..............  $  3,206  $  2,980  $  2,511
Operating Ratio (Note 1)..............     95.8%     95.8%     96.0%
Number of shipments (000's) -
     Less-than-truckload (Note 2).....      620        583       515
     Truckload........................       28         28        28
Revenue per hundredweight -
     Less-than-truckload..............  $  9.36   $   9.30  $   9.52
     Truckload........................  $  2.06   $   2.04  $   2.00
Tonnage (000's) -
     Less-than-truckload..............      321        292       246
     Truckload........................      433        434       447
Intercity miles operated (000's)......   32,139     31,110    28,289
At year end, number of -
     Terminals (Note 3)...............       48         44        42
     Tractors and trucks..............      483        426       363
     Trailers.........................      869        841       776
     Employees........................      806        769       740

[FN]
Notes:
     (1) Operating ratio is the percent of operating expenses to operating revenue.
     (2) Less-than-truckload refers to shipments weighing less than 10,000 pounds.
     (3) Includes company-owned, company leased, agent and other operating locations.

     Crouse Cartage, an Iowa Corporation headquartered in Carroll, Iowa, is engaged in the transportation of general commodities which include all types of freight other than personal household goods, commodities of exceptionally high value, explosives and commodities in bulk or requiring special equipment. During 1993, LTL shipments (less than 10,000 pounds) comprised 77% of revenue and truckload shipments (10,000 pounds or greater) comprised 23% of revenue. Crouse Cartage is an LTL regular route common carrier with LTL service in the 10 states of Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, South Dakota, Wisconsin, Kansas and Michigan. Crouse Cartage also has a truckload general commodities and special commodities division which operates in all 48 contiguous states. More than 90% of Crouse Cartage's business originates or terminates within 400 miles of its headquarters. Crouse Cartage with over 12,000 customers has a broad customer base, with no one customer comprising 5% of its total revenue.

     LTL shipments must be handled rapidly and carefully in several coordinated stages. Shipments are first picked up from customers by local drivers operating from the Crouse Cartage network of 48 service locations, each of which services a particular territory. The freight is then transported to a terminal, loaded into intercity trailers, carried by linehaul drivers to the terminal which services the delivery area, transferred to trucks or trailers and then delivered to the consignee by local drivers. Much of Crouse Cartage's LTL freight is handled and/or transferred through one of three centrally located "break bulk" terminals between the origin and destination service areas. Competition for LTL freight is primarily based upon service and freight rates. LTL operations require substantial equipment capabilities and an extensive network of terminal facilities. Accordingly, LTL operations, compared to truckload shipments and operations, command higher rates per weight shipped and have tended historically to be less vulnerable to competition from other forms of transportation such as railroads. Crouse Cartage's concentrated and efficient operations typically allow it to provide overnight service (delivery on the day after pickup) on over 90% of the LTL freight it handles; providing Crouse Cartage with a competitive advantage and the ability to maintain compensatory rates.
                                Seasonality

     Crouse Cartage's quarterly operating results, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather-related operating conditions. Tonnage levels are generally highest from September through November. A smaller peak also generally occurs in April through June. Inclement weather conditions during the winter months adversely affect the number of freight shipments and increase operating costs. Historically, Crouse Cartage has achieved its best operating results in the second and third quarters when adverse weather conditions do not affect its operations and seasonal peaks occur in the freight shipped via public transportation.

                           Insurance and Safety

     Crouse Cartage is largely self-insured with respect to public liability, property damage, workers' compensation, cargo loss or damage, fire, general liability and other risks. In addition, Crouse Cartage maintains excess liability coverage for risks over and above the self-insured retention limits. All claims pending against Crouse Cartage are fully covered by outside insurance or, in the opinion of management, are adequately reserved under Crouse Cartage's self-insurance program.

     Because most risks are largely self-insured, Crouse Cartage's insurance costs are primarily a function of the success of its safety programs and less subject to the large increases in insurance premiums experienced in recent years by the motor carrier industry. Crouse Cartage conducts a comprehensive safety program to meet its specific needs. Crouse Cartage's drivers have good driving records and have won the Iowa State Truck Driving Championship 13 times in the past 15 years. Auto liability and workers' compensation claims consistently are below industry average in number of claims and amounts paid for such claims (approximately 2.1% of revenue in 1993).

                                Competition

     Crouse Cartage's operations are subject to intense competition with other motor common carriers and, to a lesser degree, with contract and private carriage. The enactment of the Motor Carrier Act of 1980 substantially deregulated the trucking industry, eased entry requirements into the transportation industry and increased competition among motor carriers. Intense competition for freight has resulted in a proliferation of discount programs among competing carriers. Crouse Cartage competes in such price discounting on an account by account basis, taking into consideration the cost of services relative to the net revenue to be obtained, the competing carriers and the need for freight in specific traffic lanes.
Crouse Cartage's main competition over its shorter routes is with Con-Way Central Express, Ann Arbor, Michigan; Central Transport, Sterling Heights, Michigan; H&W Motor Express, Dubuque, Iowa; Hyman Freightways, St. Paul, Minnesota; and Midland Transportation, Marshalltown, Iowa. For freight moving over greater distances, Crouse Cartage must compete with national and large inter-regional carriers. Crouse Cartage's reliable overnight service on key lanes, very low level of freight loss and damage claims and general shipper satisfaction have allowed it to maintain steady growth with a compensatory level of rates.
                                Regulation

     The interstate operations of Crouse Cartage are subject to regulation by the Interstate Commerce Commission ("ICC") and the Department of Transportation ("DOT"). Crouse Cartage is also subject to state public utilities commissions and similar state regulatory agencies with respect to its intrastate operations. The ICC regulates entry into motor carrier operations, rates and charges, tariffs, accounting systems and certain mergers and consolidations. The DOT generally regulates driver qualifications and safety and equipment standards. Crouse Cartage is also subject to safety regulations of the states in which it operates, as well as regulations governing the weight and dimensions of equipment.

     Passage of the Motor Carrier Act of 1980 represented, among other things, an effort to increase competition among motor carriers and substantially reduce industry regulation. Entry into the motor carrier market has been facilitated by making ICC operating authority more readily available. Carriers have been given the opportunity to greatly expand the scope of their operations. (See "Competition".) In addition, the Motor Carrier Act of 1980 limited the immunity from the antitrust laws previously applicable to the trucking industry in setting prices for transportation services. After July 1, 1984, collective discussions by motor carriers may only involve general rate increases or tariff restructuring relating to average costs for the industry as a whole. Such discussions may not relate to individual single-line rates or specific markets. In addition, the Motor Carrier Rate-Making Study Commission, established by the Motor Carrier Act of 1980, has, by majority vote, recommended to the Congress that antitrust immunity for all motor carrier collective ratemaking be eliminated. The DOT also has recommended an end to collective ratemaking.

                                 Employees

     Crouse Cartage employs approximately 806 persons, of whom approximately 664 are drivers, mechanics, dockworkers or terminal office clerks. The remainder are engaged in managerial, sales and administrative functions. Labor costs represent the largest single component of Crouse Cartage's operating expenses, totaling 54.4% of consolidated revenue for 1993. In the opinion of its management, Crouse Cartage has a good working relationship with its employees.

     Approximately 72% of Crouse Cartage employees, including primarily drivers, dockworkers and mechanics, are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union"). Crouse Cartage and the Teamsters Union are parties to the National Master Freight Agreement ("NMFA") which expires on March 31, 1994. Negotiations by and between Crouse Cartage and the Teamsters Union for the next contract period are ongoing. Crouse Cartage believes the final impact of such negotiations will not significantly affect the results of operations or financial position of the Company. As an employer signatory to the agreement, Crouse Cartage must contribute to certain pension plans established for the benefit of employees belonging to the Teamsters Union.

     Under provisions of the NMFA, Crouse Cartage has maintained a profit sharing program for all employees since 1988 ("Profit Sharing"). Profit Sharing was implemented after 76% of the union employees and 84% of its non-union employees voted for approval in 1988. In 1991, Profit Sharing was extended for at least another 3 years after 90% of the union employees and 97% of the non-union employees voted for such extension. Although the outcome is uncertain, Crouse Cartage believes the Profit Sharing will be further extended coincident with the conclusion of the NMFA contract negotiations. Profit Sharing is structured to allow all Crouse Cartage employees to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains and losses on the sale of assets) in return for a 15% reduction in wages. Profit Sharing distributions, made quarterly, totalled $3.3 million in 1993.

                       American Freight System, Inc.

     Anuhco was a public holding company with several operating motor carrier subsidiaries from 1983 through 1988, under the name American Carriers, Inc. ("ACI"). Following ACI's 1987 acquisition of a large motor carrier, and the merger of its operations into American Freight System, Inc. ("AFS"), ACI's largest LTL subsidiary, substantial operating losses were incurred in the last half of 1987 and the first half of 1988. As a result of the heavy operating losses and cancellation of ACI's bank credit, following ACI's inability to obtain credit from other sources, AFS and ACI's other LTL subsidiary, USA Western, Inc. ("USAW"), ceased operations and filed petitions for protection under Chapter 11 of the Bankruptcy Code (Title 11 of the United States Code) and later in 1988 other subsidiaries of ACI also filed under Chapter 11 ("Debtor Companies"). By the end of 1988 ACI was also under the protection of Chapter 11 of the Bankruptcy Code; as a result of a petition filed by multiemployer pension plans who were creditors of AFS and who also asserted claims against ACI under the Multiemployer Pension Plan Amendments Act of 1980. On July 11, 1991, ACI and the Debtor Companies were discharged from bankruptcy under a reorganization plan confirmed by the U. S. Bankruptcy Court, District of Kansas ("Joint Plan"). ACI's name was changed to Anuhco, Inc., its authorized common stock was increased to 13 million shares and it may only issue voting capital stock. Shareholders retained their shares of ACI's common stock and no new securities were issued by ACI. The other Debtor Companies were merged into AFS and AFS assumed all liabilities of the bankruptcy estates and gained control of all assets of ACI and its other subsidiaries; except for $3.8 million in cash and the capital stock of AFS retained by ACI.

     AFS was discharged from bankruptcy with an obligation to administer the provisions of the Joint Plan under the control of a reconstituted AFS Board of Directors, which currently consists of three individuals who formerly served on creditors' committees of ACI and AFS, and two additional persons selected by Anuhco. AFS is to sell its remaining non-cash assets and distribute its assets as provided in the Joint Plan. AFS is to resolve creditor claims against the estates of ACI and the Debtor Companies and make distributions to holders of allowed claims as cash is available. The Joint Plan also provides for certain distributions from AFS to Anuhco as unsecured creditor distributions occur in excess of 50% of allowed claims, as shown in the following table:

      Cumulative Unsecured
     Creditors' Distribution                Anuhco  Participation
          50.01 -  70%                  $100,000 per percentage point
          70.01 -  80%                  $ 25,000 per percentage point
          80.01 - 130%                  $250,000 per percentage point


     Anuhco receives the full benefit of any remaining assets through its ownership of the capital stock of AFS if unsecured creditors receive distributions equivalent to 130% of their allowed claims.

     Anuhco and unsecured creditors have received distributions from AFS during 1993 and 1992 as follows:

                               Cumulative Unsecured    Cumulative Anuhco
            Date              Creditor Distribution %    Participation
     February 18, 1992                60%              $1.00 Million
     September 11, 1992               80%               2.25 Million
     April 15, 1993                   90%               4.75 Million
     October 13, 1993                 95%               6.00 Million

     AFS currently projects that cumulative unsecured creditor distributions will equal or exceed 110% of allowed claims and that additional distributions to Anuhco will approximate $4 million, excluding any effects of the judgment held against Westinghouse Credit Corporation.

     AFS had 14 remaining employees and $37 million of assets as of December 31, 1993. As the Joint Plan provides that liabilities of AFS will be settled solely with the assets of AFS, the liabilities have been set equal to assets in the accompanying financial statements in which AFS is treated as a discontinued operation in conformity with generally accepted accounting principles. (See Note 12 to the consolidated financial statements - Discontinued Operations for further discussion.)

Item 2.   Properties.

     Anuhco owns property through Crouse Cartage which operates a modern intercity fleet and maintains a network of terminals to support the intercity movement of freight. Crouse Cartage owns most of its fleet but leases some equipment from owner-operators to supplement the owned equipment and to provide flexibility in meeting seasonal and cyclical business fluctuations.

     As of December 31, 1993 Crouse Cartage owned 446 tractors and 37 trucks. During 1993 Crouse Cartage leased 173 tractors and 30 flatbed trailers from owner-operators. On December 31, 1993, it also owned 248 temperature controlled trailers, 594 volume vans (including 176 53-foot high-cube van trailers), and 27 flatbed trailers.

     The table below sets forth the number of operating locations at year end for the last three years:

                                   1993      1992      1991
     Owned terminals.......         10         9         9
     Leased terminals......         19        19        20
     Agency terminals......         19        16        13
          Total............         48        44        42

     Effective January 1, 1994, Crouse Cartage exercised its purchase options under certain operating leases to purchase eleven (11) of the "Leased Terminals", above (See Note 11 to the consolidated financial statements for further discussion).

     The depreciated net book value of Crouse Cartage's property and equipment at December 31 was:

                                          1993       1992       1991
                                                (In Thousands)
     Description
     Land...........................    $ 1,500    $ 1,420    $   580
     Structures and improvements....      3,381      3,067      1,903
     Revenue equipment..............      4,850      4,006      4,010
     Other operating property.......        809      1,077        883
     Construction in progress.......        -          500        184
          Total.....................    $10,540    $10,070    $ 7,560

Item 3.   Legal Proceedings.

     On February 5, 1991, ACI and the Debtor Subsidiaries filed a Joint Plan of Reorganization ("Joint Plan") and a related Disclosure Statement with the United States Bankruptcy Court, District of Kansas, Topeka Division ("Bankruptcy Court"). After approval by each class of creditors entitled to vote and the equity security holders, on June 10, 1991, following the confirmation hearing, the Bankruptcy Court confirmed the Joint Plan with an Effective Date of July 11, 1991. The Joint Plan provided for the reorganization of ACI with $3.8 million in cash, no debt and the expressed intent of acquiring one or more operating companies; and the administration of the Joint Plan by AFS. (See Item 1, American Freight System, Inc. for further discussion.)

     On January 12, 1994 a complaint was filed in the District Court of Johnson County, Kansas, against Anuhco, AFS and certain employees of those companies by a former employee of AFS. Such complaint alleges breach of contract, promissory estoppel, tortious interference, and misrepresentation and fraud, as it relates to an alleged incentive compensation arrangement between the former employee and AFS. The suit claims, from Anuhco and others, actual damages in excess of $2 million and punitive damages of $5 million. Management believes such claims will not likely have a material adverse effect on Anuhco's financial position or business.

     Anuhco's subsidiaries are parties to routine litigation, other than litigation being conducted pursuant to the Joint Plan, primarily involving claims for personal injury and property damage incurred in the transportation of freight and the collection of receivables. Anuhco and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders during the fourth quarter of 1993.


     Included herein, pursuant to General Instruction G, is the information regarding executive officers required by Item 401 (b) and (e) of Regulation S-K, as of March 31, 1994.

                            Executive Officers
         Name            Age                    Position
John P. Bigger            59  President and Chief Executive Officer;
                               Treasurer and Chief Financial Officer

Lawrence D. Crouse        53  Vice President and Director

Barbara J. Wackly         52  Corporate Secretary

     John P. Bigger, a member of the Company's Board from July 19, 1988 to March 22, 1991, has been President and Chief Executive Officer of the Company since September 23, 1988. On July 8, 1991 he was elected to the additional office of Treasurer and designated as Chief Financial Officer. He previously served as Executive Vice President, Senior Vice President-Administration and Corporate Secretary, and Vice President-Administration of ACI at various times from 1982. From 1978 to 1982, he held positions as Vice President-Administration of AFS and Assistant to the Chairman of AFS. From 1972 to 1978 he was Dean of Admissions and Registrar of Georgia State University and from 1960 through 1969 was employed by Arthur Andersen & Co. in their consulting division. Mr. Bigger has sole voting and investment power with respect to 17,863 shares of Anuhco Common Stock.

     Lawrence D. ("Larry") Crouse has been a member of the Company's Board and Vice President of the Company since September 5, 1991. He has served as Chairman and Chief Executive Officer of CC Investment Corporation (former parent of Crouse Cartage and now a subsidiary of Anuhco) since 1987 and has been Chief Executive Officer of Crouse Cartage since 1987. He has been owner and President of K. P. Enterprises, a personal investment and holding company with a truckload common carrier division doing business as Corrugated Carriers, since 1966. K. P. Enterprises, then named Nebraska Iowa Xpress, Inc., operated as a common motor carrier from 1966 to 1983. Mr. Crouse has sole voting and investment power with respect to 168,036 shares of Anuhco Common Stock.

     Barbara J. Wackly has been Corporate Secretary of Anuhco since November, 1988. From 1988 to 1992 she served as Vice President of ACI Services, Inc., a wholly-owned subsidiary of the Company. From 1983 to 1988 she was the Executive Assistant to the Chairman of the Board of ACI. Ms. Wackly has sole voting and investment power with respect to 773 shares of Anuhco Common Stock.
                                  PART II

Item 5.   Market for Registrant's Common Equity and
               Related Shareholder Matters.

(a)  Market Information.

     Anuhco's Common Stock is and has been traded on the American Stock Exchange under the symbol ANU since its listing on June 21, 1993. From November 12, 1991 to June 21, 1993 Anuhco's Common Stock was traded over-the-counter under the symbol ANUH on the Nasdaq Small-Cap Market. The following table shows the sales price information for each full quarterly period after June 30, 1992, and the bid prices for each full quarterly period from January 1, 1992 through June 30, 1992.

       1993                                          High        Low
     First Quarter........................         $5         $ 2 1/2
     Second Quarter.......................          5 3/16      3 13/16
     Third Quarter........................          4 11/16     4
     Fourth Quarter.......................          5 1/8       3 7/8

       1992
     First Quarter........................         $3 1/8     $ 1 3/4
     Second Quarter.......................          2 7/8       2 1/4
     Third Quarter........................          2 13/16     1 7/8
     Fourth Quarter.......................          2 3/4       1 15/16


(b)  Holders.

                                              Number of
                                          Holders of Record
          Title of Class                 at December 31, 1993
     Common Stock, par value
      $0.01 per share                               9,040


(c)  Dividends.

     No cash dividends were paid during 1993 or 1992 on Anuhco's Common Stock. Anuhco currently intends to retain earnings to finance expansion and does not anticipate paying cash dividends on its Common Stock in the near future. Anuhco's future policy with respect to the payment of cash dividends will depend on several factors including, among others, any acquisitions, earnings, capital requirements and financial and operating conditions.

Item 6.   Selected Financial Data.

                                               1993      1992      1991
                                        (In Thousands, Except Per Share Data)
Operating Revenue..........................  $ 76,888  $ 71,266  $ 21,853
Income from Continuing Operations..........  $  2,673  $  2,296  $    682
Income from Discontinued Operations1.......  $  3,750  $  2,250  $ 41,323
Net Income.................................  $  6,423  $  4,546  $ 42,005
Net Income per Share -
     Continuing Operations.................  $    .35  $   0.30  $   0.09
     Discontinued Operations1..............  $    .50  $   0.30  $   5.57
     Total.................................  $    .85  $   0.60  $   5.66
Total Assets...............................  $ 24,484  $ 19,388  $ 18,205
Long-Term Debt2............................  $  1,860  $  3,927  $  6,912
Cash Dividends per Common Share............  $   -     $   -     $   -

[FN]
1    See Note 12 of the Notes to Consolidated Financial Statements.
2 Including current maturities of $0 for 1993, $297,000 for 1992 and $315,000 for 1991 (See Note 5 of the Notes to Consolidated Financial Statements).

Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation.

     The following table sets forth the percentage relationship of revenue and expense items to operating revenue for the registrant for the years ended December 31:

                                                      Percent of
                                                    Operating Revenue
                                                  1993     1992    1991
     Operating Revenue........................... 100.0%   100.0%  100.0%
     Operating Expenses -
          Salaries, wages & employee benefits....  54.4     54.2    53.5
          Operating supplies and expenses........  12.1     12.4    14.0
          Operating taxes and licenses...........   2.8      2.7     2.9
          Insurance and claims...................   2.1      2.0     2.1
          Depreciation...........................   2.6      2.6     2.6
          Purchased transportation and rents.....  22.7     22.6    21.9
          Total operating expenses............     96.7     96.5    97.0
     Operating Income............................   3.3      3.5     3.0
     Non-Operating Income (Expense), net.........   0.2     (0.3)    0.1
     Income from Continuing Operations
          before Income Taxes....................   3.5      3.2     3.1
     Income Tax Provision........................   0.0      0.0     0.0
     Income from Continuing Operations...........   3.5%     3.2%    3.1%

                           RESULTS OF OPERATIONS

     The 1993 and 1992 consolidated financial statements for the registrant include both Anuhco and Crouse Cartage for the full year. The 1991 results include Anuhco from July 11, 1991, the effective date of the Joint Plan and the operations of Crouse Cartage from September 1, 1991, the date it was acquired by Anuhco. The 1991 operations were affected by a recession which continued to have some impact on operations in 1992.

     Anuhco, through its subsidiary Crouse Cartage, was able to continue its growth in total revenue and number of LTL shipments in 1993. In 1993 total tonnage of shipments increased by 3.8% over 1992; with LTL tonnage increasing 9.7% and truckload tonnage decreasing by 0.3%. The decrease in truckload tonnage resulted in a 0.1% increase in truckload revenue per hundredweight due to the retention of the more profitable traffic. In spite of a January 1993 rate increase, LTL revenue per hundredweight only increased 0.1% due to the continued effects of rate discounting.

     In 1992 total tonnage of shipments increased by 4.9% over 1991; with LTL tonnage increasing 19.0% and truckload tonnage decreasing by 2.8%. The decrease in truckload tonnage resulted in a 3.7% increase in truckload revenue per hundredweight due to the retention of more profitable traffic.
In spite of a 3.0% rate increase, LTL revenue per hundredweight decreased 2.3% largely as a result of industry freight rate discounting; fueled by the continued softness of the economy and excess capacity in the motor carrier industry. Led by a 1.3% increase in salaries and wages in 1992 under the labor contract effective April 1, 1991, and with a 3.9% increase in number of employees, operating expenses increased 12.1% over 1991, while revenue increased by 12.3%; resulting in a 22.3% increase in Anuhco's operating income.

     Crouse Cartage increased its total revenue and number of LTL shipments in the full year 1991 from the full year 1990, albeit at a lower rate of growth and with a lower level of profitability than in the previous year, while truckload shipments dropped. In 1991 total tonnage of shipments decreased by 8.5% from 1990; with LTL tonnage increasing 10.3% and truckload tonnage decreasing by 16.3%. The reduction in truckload tonnage resulted in a 9.9% increase in truckload revenue per hundredweight due to the retention of the more profitable traffic. In spite of a 5.5% rate increase, LTL revenue per hundredweight decreased 1.3% largely as a result of industry freight rate discounting; fueled by the soft economy, excess capacity in the motor carrier industry and lower fuel prices. Led by a 7.3% increase in salaries and wages in 1991, under the new labor contract effective April 1, 1991 and with a 2% increase in number of employees, operating expenses increased 4.4% over 1990, while revenue only increased by 3.7%; resulting in a 7.4% decrease in Crouse Cartage's operating income, excluding any expenses resulting from its acquisition by Anuhco.

     As a result of inflationary cost increases and in anticipation of labor and other cost increases in 1994, freight rate increases were made effective January 1, 1994 which could favorably impact revenues, if the economy improves and industry wide discounting does not accelerate. Indications are that expenses will increase generally in line with increases experienced in 1993.

                            FINANCIAL CONDITION

     Anuhco continued to strengthen its financial position during 1993 and 1992. At the beginning of 1992 assets totaled $18.2 million while shareholders' equity amounted to $6.1 million. By the end of 1993 total assets had increased to $24.5 million and shareholders' equity had increased to $17.1 million. During this period long-term debt was reduced from $6.9 million to $1.9 million, while the Company's cash position increased from $2.8 million to $4.7 million. Major factors contributing to these improvements were successful operations creating $2.7 million and $2.3 million of net income and discontinued operations which generated $3.75 million and $2.25 million of net income for 1993 and 1992, respectively. The increased capital is being utilized to further upgrade the company's equipment and for additions and enhancement of terminal facilities. Capital expenditures totaled $2.7 million and $4.3 million in 1993 and 1992, respectively; including $2.0 million to acquire and improve a Chicago area freight terminal and over $4.8 million in equipment upgrades.

     Anuhco expects available cash and cash generated from 1994 operations to be sufficient to fund its operations, service its debt and to meet other cash needs for 1994. Should additional cash be required, Crouse Cartage has a $2.5 million secured revolving credit agreement with Bankers Trust Company of Des Moines, Iowa, with no balance outstanding on December 31, 1993, which is available to meet short term operational needs and long-term requirements.
In addition to principal payments on long-term debt, the $1.9 million of long term debt bears interest at the prime rate plus 1% per annum.

     At December 31, 1993, Crouse Cartage owns or leases 28 parcels of real property which are utilized in their operations. Because many of these facilities maintain underground or other fuel storage tanks, some ongoing environmental liability exists; however, management is not aware of any material contamination.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112 which will become effective in 1994. This statement requires the recording of certain post employment benefit obligations over the service life of such employees. This statement will not have a material impact on financial position or results of operations.

     AFS is accounted for as a discontinued operation in the financial statements with a net asset value of zero; due to provisions of the Joint Plan which provide that all assets of AFS are dedicated to payments of obligations under the Joint Plan and that AFS' liabilities, including administrative costs, will be paid out of its net assets.

Item 8.   Financial Statements and Supplementary Data

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Anuhco, Inc.:

We have audited the accompanying consolidated balance sheet of Anuhco, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anuhco, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic
financial statements taken as a whole.   Schedules IV, V, VI, VIII and X are
presented for the purpose of complying with the Securities and Exchange Commission rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
                                        /s/ Arthur Andersen & Co.
                                        ARTHUR ANDERSEN & CO.

Kansas City, Missouri
February 16, 1994

                       ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                                                   December 31  December 31
                                                       1993         1992
                                ASSETS                   (In Thousands)
Current Assets
    Cash and temporary cash investments............   $ 4,708    $ 1,230
    Accounts receivable, less allowance for doubt-
     ful accounts of $358 and $314, respectively...     6,731      5,853
    Insurance refund receivable....................       574        432
    Parts and supplies.............................       380        378
    Prepayments and other..........................       249        143
        Total current assets.......................    12,642      8,036
Operating Property, at Cost
    Revenue equipment..............................    14,775     12,887
    Land...........................................     1,500      1,420
    Structures and improvements....................     3,913      3,954
    Other operating property.......................     3,705      3,698
                                                       23,893     21,959
      Less Accumulated Depreciation................   (13,353)   (11,889)
          Net Property and equipment...............    10,540     10,070
Long-Term Obligation Receivable (Note 10)..........     1,180      1,090
Other Assets.......................................       122        192
Discontinued Operations (Note 12)..................       --         --
                                                      $24,484    $19,388

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term debt...........   $   --     $   297
    Accounts payable...............................     1,187        789
    Accrued payroll and fringes....................     3,934      3,317
    Claims and insurance accruals..................       142        150
    Income tax payable (Note 8)....................       --         101
    Other accrued expenses.........................       303        482
        Total current liabilities..................     5,566      5,136
Long-Term Debt to Related Parties, net of current
    maturities (Note 5)............................     1,860      3,630
Commitment (Note 11)...............................
Shareholders' Equity (Notes 1 and 7)
    Preferred stock $0.01 par value, authorized
      1,000,000 shares, none outstanding...........       --         --
    Common stock $0.01 par value, authorized
      13,000,000 shares, outstanding 7,542,270
      shares.......................................        75      5,394
    Paid-in capital................................     5,319        --
    Retained earnings..............................    11,664      5,228
        Total Shareholders' Equity.................    17,058     10,622
                                                      $24,484    $19,388

[FN]
        The accompanying notes to consolidated financial statements are an integral part of this statement.

                       ANUHCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
              Dollars In Thousands, Except Per Share Amounts
                                                     Year Ended December 31
                                                    1993     1992     1991
Operating Revenue................................. $76,888  $71,266  $21,853
Operating Expenses
  Salaries, wages and employee benefits...........  41,816   38,645   11,681
  Operating supplies and expenses.................   9,316    8,855    3,062
  Operating taxes and licenses....................   2,153    1,914      628
  Insurance and claims (Note 4)...................   1,579    1,428      449
  Depreciation....................................   2,022    1,819      578
  Purchased transportation and rents..............  17,507   16,095    4,785
    Total operating expenses......................  74,393   68,756   21,183
Operating Income..................................   2,495    2,510      670
Nonoperating Income (Expense)
  Interest income.................................     151      128       79
  Interest expense................................    (193)    (503)    (173)
  Gain on sale of property and equipment, net.....     118       16       21
  Other, net......................................     102      145       85
    Total nonoperating income (expense)...........     178     (214)      12
Income From Continuing Operations Before
  Income Taxes....................................   2,673    2,296      682
Income Tax Provision (Note 8).....................     --       --       --
Income From Continuing Operations.................   2,673    2,296      682
Income From Discontinued Operations (Note 12).....   3,750    2,250   41,323
Net Income........................................ $ 6,423  $ 4,546  $42,005
Average Common Shares Outstanding.................   7,542    7,542    7,419
Income Per Share from Continuing Operations.......   $0.35    $0.30    $0.09
Income Per Share from Discontinued Operations.....   $0.50    $0.30    $5.57
Net Income Per Share..............................   $0.85    $0.60    $5.66

[FN]
        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   Year Ended December 31
                                                   1993     1992     1991
                                                       (In Thousands)
Cash Flows From Operating Activities-
  Net income.................................... $ 6,423  $ 4,546  $ 42,005
  Adjustments to reconcile net income to
   net cash generated in operating activities-
     Gain on sale of assets.....................  (  104)  (   16)  (    21)
     Depreciation...............................   2,022    1,819       578
     Net increase (decrease) from change in
      other working capital items affecting
      operating activities......................  (  421)  (  359)  ( 1,688)
     Effect of Discontinued Operations (Note 12)  (3,750)  (2,250)  (41,323)
                                                  (2,253)  (  806)  (42,454)
Net Cash Generated (Used).......................   4,170    3,740   (   449)
Cash Flows From Investing Activities-
  Proceeds from discontinued operations
     (Note 12)..................................   3,750    2,450       100
  Purchase of Crouse Cartage Company............    --       --     ( 5,768)
  Purchase of operating property, net...........  (2,375)  (4,313)     --
  Repurchase minority interest in Crouse Cartage    --     (  435)     --
                                                 1,375     (2,298)  ( 5,668)
Cash Flows from Financing Activities-
  Repayment of debt.............................  (2,067)  (2,985)  (   508)
  Issuance of long term debt....................     --       --      6,800
                                                  (2,067)  (2,985)    6,292
Cash Transferred to Discontinued Operations.....     --       --   (108,267)
Net Increase (Decrease) in Cash and
  Temporary Cash Investments....................   3,478  ( 1,543) (108,092)
Cash and Temporary Cash Investments at
  Beginning of Period...........................   1,230    2,773   110,865
Cash and Temporary Cash Investments at
  End of Period................................. $ 4,708  $ 1,230  $  2,773
Cash Paid During the Period for-
  Interest...................................... $   200  $   569  $     25
  Income Tax....................................      40        8       386

(/FN>
        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                   Year Ended December 31
                                                   1993     1992     1991
                                                      (In Thousands)
Common Stock -
  Balance at beginning of period................ $ 5,394  $ 5,394  $ 46,476
  Effect of the change in par value (Note 7)....  (5,319)    --       --
  Issuance of shares related to the acquisi-
    tion of Crouse Cartage Company (Note 1).....    --       --       1,594
  Effect of the Joint Plan (Note 12)............    --       --     (42,676)
  Balance at end of period...................... $    75  $ 5,394  $  5,394
Paid-in Capital -
  Balance at beginning of period................ $  --    $  --    $ 12,810
  Effect of the change in par value (Note 7)....   5,319     --      --
  Effect of Joint Plan (Note 12)................    --       --    $(12,810)
  Balance at end of period...................... $ 5,319  $  --    $   --
Retained Earnings -
  Balance at beginning of period................ $ 5,228  $   682  $(96,810)
  Income from continuing operations.............   2,673    2,296       682
  Income from discontinued operations (Note 12).   3,750    2,250    41,323
  Effect of the Joint Plan and other (Note 12)..      13     --      55,487
  Balance at end of period...................... $11,664  $ 5,228  $    682

[FN]
        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1993 and 1992

1.   Acquisition and Plan of Reorganization

  On August 2, 1991, Anuhco, Inc. ("Anuhco") entered into an agreement for the acquisition of Crouse Cartage Company ("Crouse Cartage"), a regional less-than-truckload motor carrier. The acquisition was consummated effective September 1, 1991 with the final purchase price composed of $5.5 million cash, a $4.0 million convertible note and 1,342,524 shares of common stock in exchange for the outstanding shares of Crouse Cartage. This transaction has been accounted for as a purchase and the operating results of Crouse Cartage have been consolidated with Anuhco beginning September 1, 1991.

  On June 10, 1991, the Joint Plan of Reorganization ("Joint Plan") was confirmed by the Bankruptcy Court resulting in the formal discharge of American Carriers, Inc. ("ACI"), American Freight System, Inc. ("AFS"), and other subsidiaries from Chapter 11 Bankruptcy proceedings. ACI filed with the Secretary of the State of Delaware an amended and restated certificate of incorporation changing its name to Anuhco, Inc., prohibiting the issuance of non-voting capital stock and increasing the authorized common stock to 13 million shares.

2.   Summary of Significant Accounting Policies

  Principles of Consolidation - The consolidated financial statements include Anuhco and all of its subsidiary companies ("the Company"), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Depreciation and Maintenance - Depreciation is computed using the straight-line method and the following useful lives for new equipment:

     Revenue Equipment -
       Linehaul Tractors                      3 -  5 years
       Linehaul Trailers                      3 -  5 years

     Terminal Facilities                     19 - 31.5 years

     Other Equipment                          2 - 10 years

  Upon sale or retirement of operating property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in non-operating income. The Company expenses costs related to repairs and overhauls of equipment as incurred.

  Cost of Tires - The cost of tires, including those purchased with new equipment, is expensed when the tires are placed in service.

  Recognition of Revenues - Operating revenues, and related direct expenses, are recognized when freight is delivered. Other operating expenses are recognized as incurred.

  Income Taxes - The Company accounts for income taxes in accordance with the liability method as specified in the Financial Accounting Standards Board's Statement No. 109, Accounting for Income Taxes. Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

  Discontinued Operations - American Freight System, Inc. has been accounted for as a "discontinued operation" with only the "net assets" of this operation reflected on the Anuhco financial statements. Anuhco recognizes income from discontinued operations upon receipt of a distribution in accordance with the Joint Plan (See Note 12).

  Statements of Cash Flows - For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

3.   Employee Benefits

Multiemployer Plans

  Crouse Cartage contributed $2,780,082, $2,573,270 and $805,164 to the multiemployer pension plans for 1993, 1992 and 1991, respectively. Crouse Cartage contributed $3,600,635, $3,128,312 and $1,005,485 to the multiemployer health and welfare plans for 1993, 1992 and 1991, respectively. Contribution amounts for 1991 relate only to the post-acquisition period of September 1 through December 31.

Non-Union Pension Plan

  Crouse Cartage has a defined contribution profit sharing (as defined by the Internal Revenue Code) plan ("the Non-union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions can be made by Crouse Cartage depending upon profitability of Crouse Cartage. Any discretionary funds contributed to the Non-union Plan will be invested 100% in Anuhco Common Stock.

  Crouse Cartage had a defined benefit pension plan covering employees not covered under collective bargaining agreements. Crouse Cartage terminated this plan effective December 31, 1992, at which time all benefit accruals ceased. Benefits under the plan were based on years of service and the employees' compensation during the last three years of employment. All par-ticipants who had met this plan's requirements, who had been entered into this plan and who were actively employed by Crouse Cartage as of the termination date, are 100% vested in their accrued plan benefits. Crouse Cartage has purchased an annuity contract to satisfy the individual accrued plan benefits as of the termination date. Crouse Cartage intends to distribute any excess plan assets to plan participants as additional annuities or through rolling them into the Non-union Plan. The Company believes the plan assets will be sufficient to settle all termination obligations and expenses, including the participants' accrued plan benefits. Final settlement of the terminated plan is expected in 1994.

  Pension expense, exclusive of the multi-employer pension plans, was $80,000, $0 and $184,845 for the years 1993, 1992 and 1991, respectively.
The accompanying consolidated balance sheet includes a pension liability of $152,158 and $375,000 as of December 31, 1993 and 1992, respectively.

Profit Sharing

     In September, 1988, the employees of Crouse Cartage approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. The Plan calls for profit sharing distributions to be made on a quarterly basis. The Plan was recertified in 1991, and shall continue in effect through March 31, 1994, or until a replacement Collective Bargaining Agreement is reached between the parties, whichever is the later. Although the outcome is uncertain, Crouse Cartage believes the Plan will be further extended coincident with the conclusion of the overall union contract negotiations. The accompanying consolidated balance sheet includes profit sharing accruals of $986,583 and $742,408 for 1993 and 1992, respectively. The accompanying consolidated statement of income includes profit sharing expense of $3,307,862, $3,071,057 and $874,268 for 1993, 1992 and 1991,
respectively.

401(k) Plan

  Effective January 1, 1990, Crouse Cartage established a salary deferral program under Section 401(k) of the Internal Revenue Code ("the Code"). To date, participant contributions to the 401(k) plan have not been matched with Company contributions. All employees of the Company are eligible to participate in the 401(k) plan after they attain age 21 and complete one year of qualifying employment.

4.   Insurance Coverage

  Claims and insurance accruals reflect accrued insurance premiums and the estimated cost of incurred claims for cargo loss and damage, bodily injury and property damage and workers' compensation not covered by insurance. Workers' compensation expense is included in "Salaries, wages and fringe benefits" in the accompanying statement of income.

  The Company's public liability and property damage, cargo and workers' compensation premiums are subject to retrospective adjustments based on actual incurred losses. The actual adjustments normally are not known for at least one year; however, based upon a review of the preliminary compilation of losses incurred through December 31, 1993, management does not believe any material adjustment will be made to the premiums paid or accrued at that date.

  In connection with its public liability and property damage, cargo and workers' compensation insurance coverage, the Company has an irrevocable standby letter of credit ("LOC"), which at December 31, 1993, was $850,000. The LOC, required by the Company's insurance provider, is deemed to be automatically extended unless notice of termination is given. The fee for the LOC is 1% of the LOC amount.

5.   Long-Term Debt

Long-term debt was as follows, as of December 31:

                                                   1993     1992
                                                   (In Thousands)
  Convertible Note, due October 31, 1995, with
     interest varying at prime rate plus 1% (7%
     at December 31, 1993).....................  $ 1,860  $ 3,580
  Note Payable to AFS, due through 1993, with
     interest varying at prime rate (Note 12)..     --        258
  Capitalized leases with interest at
     approximately 9.6%........................     --         89

  Revolving Credit Agreement (Note 6)..........     --       --
                                                   1,860    3,927
  Less - Current maturities....................     --        297
                                                 $ 1,860  $ 3,630

  The Convertible Note is payable to sellers of Crouse Cartage, including certain employees, Crouse Cartage officers, and a director and officer of Anuhco. If such note remains unpaid for 15 days after maturity, October 15, 1995, the holders of the note, may at their option, elect to convert the unpaid principal and interest thereunder into 11% cumulative $100 par value preferred stock. The number of such shares is to be determined by dividing the aggregate dollar amount of the unpaid principal and interest by 100. Under certain conditions and upon 30 days prior written notice to the Company, all but not less than all of the preferred stock may be converted to common stock.

  There are no required payments of existing long-term debt during 1994 through 1998. However, it is the Company's intent to repay the Convertible Note prior to the option date or otherwise prevent its conversion. At December 31, 1993, substantially all net property, equipment and accounts receivable was subject to liens under various debt instruments.

6.   Revolving Credit Agreement

  In September, 1988, Crouse Cartage entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. Based on the value of its revenue equipment, such borrowing base exceeds $2,500,000 at December 31, 1993. This agreement was amended and superseded on September 30, 1991, and Anuhco was added as a guarantor. In May, 1993 the term was extended to July 31, 1995. There was no outstanding balance on this revolving line of credit at December 31, 1993 or 1992.

  On the last day of each calendar month through the term of the agreement, Crouse Cartage is required to pay to the bank equal payments of principal, each in an amount equal to one forty-eighth (1/48) of the highest unpaid principal balance of the previous 12-month period. The agreement provides for interest on borrowings at the bank's prime rate. The effective rate at December 31, 1993, was 6%. The agreement can be terminated by the bank on six months notice or by Crouse Cartage on 30 days notice after full payment of any debt to the bank. The terms of the agreement require the maintenance of a minimum shareholder's equity and contain restrictions on declaration and payment of dividends, acquisition of Crouse Cartage stock, loans to officers or employees, type of investments and annual capital expenditures. The Company was in compliance with all such restrictions at December 31, 1993.

7.   Common Stock

  In accordance with a resolution to amend Anuhco's Certificate of Incorporation, duly prepared and adopted at the Company's 1993 Annual Shareholders' Meeting, the capital stock of Anuhco was changed from stock without par value to $0.01 par value per share effective June 1, 1993. Such change has no impact on total shareholders' equity but does require a reclassification of a portion of capital stock to paid-in capital. This amendment will provide a cost savings on certain franchise taxes.

  An Incentive Stock Option Plan was adopted in 1983 which provides that options for shares of Anuhco Common Stock may be granted to officers and key employees at fair market value of the stock at the time such options are granted. This plan terminated under its provisions in May, 1993 and no further options may be granted. At December 31, 1993 options for 30,000 shares were outstanding at an average option price of $2.36 per share and options for 10,000 were exercisable. The remaining outstanding options will become exercisable over a period through 1997.

  An Incentive Stock Plan was adopted in 1992 which provides that options for shares of Anuhco Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. At December 31, 1993 options for 73,000 shares were outstanding at an average option price of $4.00 per share and options for 14,500 shares were exercisable. The remaining outstanding options will become exercisable over a period through 2003.

8.   Income Taxes

  The Company accounts for income taxes in accordance with the liability method as required in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The impact of significant temporary differences and carryforwards representing deferred tax assets and liabilities is determined utilizing the enacted tax rates expected to be in effect when such differences reverse.

  Deferred tax liabilities (assets) are comprised of the following at December 31:

                                        1993       1992
                                        (In Thousands)
  Liabilities:
    Property and equipment, princi-
     pally due to differences in
     depreciation...................  $  1,155   $  1,258
  Assets:
    Employee benefits...............   (   362)   (   372)
    Claims accruals and other.......   (    61)   (    64)
    Reserve for doubtful accounts...   (   154)   (   135)
    Net operating loss carryforward.   (15,015)   (10,725)
      Deferred tax assets...........   (15,592)   (11,296)
    Valuation allowance.............    14,437     10,038
      Net deferred tax liability....  $  -0-     $  -0-

  At December 31, 1992 the Company had $25 million of net operating loss carryforwards and $1 million of tax credit carryforwards which will be available for Federal income tax purposes. In addition, the Company generated net operating loss carryforwards in 1993. The amount of these additional carryforwards is estimated to be in excess of $10 million. The net operating loss carryforwards will expire over a period from 2005 to 2008. The tax credit carryforwards expire over a period from 1998 to 2001.

  The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate.

                                                  1993     1992     1991
     Federal statutory income tax rate.........   35.0%    34.0%    34.0%
     State income tax rate, net................    7.9      7.9      7.5
     Net operating losses......................  (42.9)   (41.9)   (41.5)
     Effective income tax rate.................    0.0%     0.0%     0.0%

  No net provision for income tax has been made for the years ended December 31, 1993, 1992 or 1991 and no asset related to the Company's net operating loss carryforwards has been recognized due to significant tax losses from the discontinued operations during those years and projected future tax losses.

9.   Union Contract
  During 1991, Crouse Cartage negotiated with its unions for a new contract and in June, 1991, the unions approved a three-year National Master Freight Agreement ("the Agreement") with wage rate increases of $0.50 per hour in 1991 and $0.45 per hour in 1992 and 1993. The Agreement included a profit sharing program provided that such program was ratified by at least 75% of the Company's bargaining unit employees (see Note 3). Negotiations by and between Crouse Cartage and the Teamsters Union for the next contract period are ongoing. Crouse Cartage believes the final impact of such negotiations will not significantly affect the results of operations or financial position of the Company.

10.  Long-Term Obligation Receivable

  In connection with the sale of its terminal in Hodgkins, Illinois, Crouse Cartage received a $1,000,000 Subordinated Tax Incremental General Obligation Bond, Series 1991 ("the Bond"), issued by the Village of Hodgkins, Illinois. The Bond has a face value of $1,000,000, accrues interest at a rate of 14% and is due in December, 2009. Interest at 10% is payable semi-annually on June 1 and December 1, and interest at 4% is due on the December 20th immediately following the date that the principal amount is paid in full. Payments of interest and the repayment of the Bond principal will be funded by future tax revenues from the commercial development of the acquired property and no payments have been made, to date. Based upon the Village of Hodgkins' current cash flow projections and the timing of interest and principal payments, the effective interest rate on the Bond is estimated to be approximately 9%. Accrued interest, during 1993 and 1992 of $90,000, has been recorded as an addition to the carrying value of this bond.

11.  Contingencies and Commitments

  The Company is party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position.

  Crouse Cartage leases buildings and office equipment under various leases which expire from 1994 to 2001. The majority of these building leases are with a former owner of Crouse Cartage. Effective January 1, 1994, Crouse Cartage exercised its purchase options under certain operating leases. Such options covered the purchase of twelve (12) facilities (11 terminals and a salvage store operation) from P&R Realty, a sole proprietorship and related party, for approximately $2.6 million. The option prices were based on the market value of each property, as established by an independent real estate appraiser, and were each equal to or less than the appraised values. Crouse Cartage financed these purchases through currently available operating funds, which included borrowing of $0.5 million on its $2.5 million revolving credit agreement. Crouse Cartage has utilized these facilities for its operations for numerous years and currently anticipates their continued use without change.

  The exercise of these options will, among other things, have the effect of reducing rental expense by approximately $314,000 annually. Rental expense for 1993, 1992 and 1991 was $492,262, $576,066 and $597,822, respectively.
At December 31, 1993, there are no future minimum lease payments under noncancellable operating leases having initial or remaining lease terms of more than one year.

  Payments are made to tractor owner-operators under various short-term lease agreements for the use of revenue equipment. These lease payments, which totaled $9,554,580, $9,416,968 and $9,275,336 for 1993, 1992 and 1991,
respectively, are primarily based on miles traveled or on a percent of revenue generated through the use of the equipment.

  Future commitments for the purchase of operating property totaled approximately $2.6 million at December 31, 1993, including the aforementioned exercise of options on real property. The total amount of this commitment was paid in January, 1994 and was funded by current operations and a $500,000 draw on the revolving credit agreement.

12.  Discontinued Operations

  Under the provisions of the Joint Plan, American Freight System, Inc. ("AFS") is responsible for the continued resolution of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed and cash is available, distributions to the creditors will occur. The Joint Plan also provides for distributions to Anuhco as unsecured creditor distributions occur in excess of 50% of allowed claims in accordance with the following table. Such distributions are recognized as "Income from Discontinued Operations" by Anuhco at the time they are received.

   Cumulative Unsecured
  Creditors' Distribution                 Anuhco  Participation
     50.01 -  70%                     $100,000 per percentage point
     70.01 -  80%                     $ 25,000 per percentage point
     80.01 - 130%                     $250,000 per percentage point

  Anuhco also receives the full benefit of any remaining assets through its ownership of AFS stock, if unsecured creditors receive distributions, including interest, equivalent to 130% of their claims.

  The preceding and the following information does not disclose all the financial impacts of the Joint Plan. For a more in-depth analysis, the complete Joint Plan and related Disclosure Statement, incorporated in this 10-K by reference, should be reviewed.

                       AMERICAN FREIGHT SYSTEM, INC.
                          STATEMENT OF NET ASSETS

                                                          December 31,
                                                         1993      1992
                                                         (In Thousands)
               ASSETS
Cash and Temporary Cash Investments................... $ 27,769  $ 33,942
Accounts Receivable, Less Allowance for Doubtful
  Accounts of $10,092 and $10,077.....................    4,923     6,551
Real Property, at estimated net realizable value......    2,055     5,327
Deposits, Prepayments and other.......................    2,435     4,190
Note Receivable from Anuhco (Note 5)..................    --          258
  Total Assets........................................   37,182    50,268

             LIABILITIES
Post-Petition Administrative Costs....................    3,936     4,489
Non-Debtor Unsecured Liabilities......................    --           69
Priority Wages, Taxes and Other.......................    2,595     2,679
Unsecured Liabilities.................................   30,651    43,031
  Total Liabilities...................................   37,182    50,268
Net Assets............................................ $  --     $  --

                       AMERICAN FREIGHT SYSTEM, INC.
                          STATEMENT OF CASH FLOWS
                                                          December 31,
                                                         1993      1992
                                                         (In Thousands)
Administrative Costs................................   $( 2,229) $( 2,255)
Proceeds from the Conversion of Assets..............     10,010    13,285
Distributions.......................................    (13,954)  (16,896)
Net Decrease in Cash................................    ( 6,173)  ( 5,866)
Cash and Temporary Cash Investments at Beginning
  of Period.........................................     33,942    39,808
Cash and Temporary Cash Investments at End
  of Period.........................................   $ 27,769  $ 33,942

  Assets and Liabilities - Assets, including property and equipment remaining at December 31, 1993 and 1992, are stated at estimated net realizable value. Certain contingent assets have been identified and are described in the Disclosure Statement. Among these contingent assets is a judgment against Westinghouse Credit Corporation ("WCC").

  On February 23, 1993, a judgment in favor of Anuhco and AFS was entered in the Circuit Court of Jackson County, Missouri, at Kansas City, Missouri ("the Court"). This judgment was entered in a case filed by Anuhco and AFS against WCC seeking damages as a result of WCC's failure to provide financing pursuant to a loan commitment issued on June 3, 1988. The judgment awarded $70 million in actual damages to be paid to Anuhco and AFS. WCC filed motions with the Court to have this judgment set aside or to have a new trial granted. On April 8, 1993 WCC's motions were overruled. WCC filed a notice of appeal of this judgment with the Western District Court of Appeals of Missouri and posted a $76.35 million surety bond in support of such judgment, accrued interest (9% simple interest) and other costs. Oral arguments before the appellate court were made on November 4, 1993, with an order expected during the first half of 1994.

  The Appellate Court could (i) reverse the Court's decision, thereby eliminating the judgment; (ii) remand the case to the Court for retrial; or
(iii) affirm the Court's decision. Even with the affirmation of the Appellate Court, WCC could request a rehearing before the Appellate Court and/or a transfer to the Missouri Supreme Court.

  Any damages paid, net of trial expenses, will be remitted to AFS and AFS will distribute such proceeds under the Joint Plan. Under the Joint Plan, if the judgment is affirmed and/or is otherwise substantially collected and the other assets of the discontinued operations are liquidated, Anuhco could receive net proceeds of $29 million to $37 million, including the additional $4 million described under "Distributions" below. This represents $4 to $5 per share based on Anuhco's 7.5 million currently outstanding shares. Anuhco and AFS are unable to predict when or how this matter or other contingent asset issues will ultimately be resolved and, therefore, they have not been included in the above assets.

  AFS has provided notice to all known creditors and the deadline for filing claims to be resolved under the Joint Plan has expired. Creditors are barred from submitting claims after the deadline. Claims filed by the creditors are significantly in excess of recorded liabilities. In addition, unliquidated and/or contingent claims were filed; the potentially significant claims are described in the Disclosure Statement. Although some of these claims may result in an increase in liabilities, the amount and timing of such liabilities are unknown. AFS is in the process of investigating these claims, however until this process is completed the amount of liabilities to be settled cannot be ascertained. The ultimate resolution of the amounts, validity and priority of recorded liabilities and other claims is uncertain at this time. Accordingly, liabilities are reflected at estimated amounts due or are based on claims filed with the debtor and modified to reflect AFS assets available to distribute on such liabilities.

  Future Administrative Costs and Investment Income - AFS will continue to incur professional fees and other administrative costs in connection with the sale of its assets, collection of receivables and settlement of its liabilities. In addition, investment income will be realized on funds invested pending disbursements to creditors. The amount of such costs and income will depend on many factors including the length of time the close-down process continues. An accrual of $3.4 million for future administrative costs net of investment income has been reflected in the 1993 consolidated financial statements. The estimated costs and/or income and any deviations therefrom are absorbed by AFS and only impact Anuhco as a result of the aforementioned participation arrangement.

  Distributions - On February 18, 1992, September 11, 1992, April 15, 1993 and October 13, 1993 AFS made interim distributions under the Joint Plan at the rate of 20%, 20%, 10% and 5%, respectively, of each allowed unsecured claim. Anuhco's participation in these distributions were $1 million, $1.25 million, $2.5 million and $1.25 million, respectively. A portion of these distributions was applied as payment of a note payable to AFS. To date AFS has distributed a total of 95% on allowed claims which is a more favorable result than was assumed in the March 21, 1991 Disclosure Statement relating to the Joint Plan.

  Such result is due to favorable (i) settlements of certain claims, (ii) court decisions, and (iii) asset realizations. A revised projection, excluding any impact of the WCC judgment, is that total distributions to Anuhco (including the $6 million previously distributed) may exceed $10 million. This revised projection continues to include the assumptions enumerated in the Disclosure Statement regarding conditions and contingencies. Due to the number and value of claims to be resolved and assets to be converted to cash, the timing and amount of additional interim distributions and the timing of the final distribution have not been included in the revised projection.

                    SUPPLEMENTAL FINANCIAL INFORMATION

Summary of Quarterly Financial Information (Unaudited)

  Anuhco's quarterly operating results, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather related operating conditions. Inclement weather conditions during the winter months adversely affect freight shipments and increase operating costs. Historically, Anuhco has achieved its best operating results in the second and third quarters when adverse weather conditions have a lessor effect on operating efficiency.

  Discontinued operations reflects the continuing winddown of the AFS and related estates. The amounts and timing of future distributions/income are not known (see Note 12 to the consolidated financial statements).

  The following table sets forth selected unaudited financial information for each quarter of 1993 and 1992 (in thousands, except per share amounts).

                                                  1993
                              First    Second    Third     Fourth   Full Yr.
Revenue..................... $18,005  $18,896   $19,816   $20,171   $76,888
Operating Income............     322      627       869       677     2,495
Nonoperating Income (Loss)..      13       34      (  6)      137       178
Income from Continuing
  Operations................     335      661       863       814   $ 2,673
Income from Discontinued
  Operations................     --     2,500       --      1,250     3,750
Net Income..................     335    3,161       863     2,064     6,423
Income per Share from
  Continuing Operations.....    0.04     0.09      0.11      0.11      0.35
Income per Share from
  Discontinued Operations...     --      0.33       --       0.17      0.50
Net Income per Share........    0.04     0.42      0.11      0.28      0.85

                                                  1992
                              First    Second    Third     Fourth   Full Yr.
Revenue..................... $17,349  $18,210   $18,100   $17,607   $71,266
Operating Income............     359      771       731       649     2,510
Nonoperating Income (Expense)    (64)     (80)      (72)        2      (214)
Income from Continuing
  Operations................     295      677       645       679      2,296
Income from Discontinued
  Operations................   1,000      --      1,250       --       2,250
Net Income..................   1,295      677     1,895       679      4,546
Income per Share from
  Continuing Operations.....    0.04     0.09      0.09      0.09       0.31
Income per Share from
  Discontinued Operations...    0.13      --       0.16       --        0.29
Net Income per Share........    0.17     0.09      0.25      0.09       0.60

Item  9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

  This Item 9 is not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

  Pursuant to General Instruction G(3), the information required by this Item 10 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement
for Annual Meeting of Shareholders to be held on May   , 1994, which the
Registrant will file pursuant to Regulation 14-A. (See Item 4, included elsewhere herein, for a listing of Executive Officers of the Registrant).

Item 11.  Executive Compensation

  Pursuant to General Instruction G(3), the information required by this Item 11 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement
for Annual Meeting of Shareholders to be held on May   , 1994, which the
Registrant will file pursuant to Regulation 14-A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Pursuant to General Instruction G(3), the information required by this Item 12 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement
for Annual Meeting of Shareholders to be held on May   , 1994, which the
Registrant will file pursuant to Regulation 14-A.

Item 13.  Certain Relationships and Related Transactions

  Pursuant to General Instruction G(3), the information required by this Item 13 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement
for Annual Meeting of Shareholders to be held on May   , 1994, which the
Registrant will file pursuant to Regulation 14-A.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports

(a)1. Financial Statements

      Included in Item 8, Part II of this Report -

           Consolidated Balance Sheet at December 31, 1993 and 1992

           Consolidated Statement of Income for the years ended
           December 31, 1993, 1992 and 1991

           Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991

           Consolidated Statement of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

           Notes to Consolidated Financial Statements

           Supplemental Financial Information (Unaudited) -
           Summary of Quarterly Financial Information for 1993 and
           1992

(a)2. Financial Statement Schedules

      Included in Item 14, Part IV of this Report -

           Financial Statement Schedules for the three years ended December 31, 1993:

           Schedule IV  - Indebtedness of and to Related Parties

           Schedule V   - Property and Equipment

           Schedule VI  - Accumulated Depreciation of Property and Equipment

           Section VIII - Valuation and Qualifying Accounts

           Section X    - Supplemental Income Statement Information

           Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(a)3. Exhibits

      2(a) - Fifth Amended Joint Plan of Reorganization of the Registrant and others and Registrant's Disclosure Statement Relating to the Fifth Amended Joint Plan of Reorganization. Filed as
                Exhibit 28(a) and 28(b) to the Registrant's Form 8-K dated March 21, 1991.

      2(b) - United States Bankruptcy Court order confirming the Fifth Amended Joint Plan of Reorganization of the Registrant and others. Filed as Exhibit 28(c) to Registrant's Form 8-K dated June 11, 1991.

      3(a) - 1993 Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3 to Registrant's Form 10-Q dated August 4, 1993.

      3(b) - By-Laws of the Registrant. Filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      4    -    Specimen Certificate of the Common Stock, no par value, of the Registrant.  Filed as Exhibit 4 to Registrant's Annual
                Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      10(a) -   Registrant's 1983 Incentive Stock Option Plan.  Filed as
                Exhibit 10(a) to Registrant's Registration Statement No. 2-83536, effective May 22, 1986.

      10(b) - Form of Indemnification Agreement with Directors and Executive Officers. Filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

      10(c) - Trust and Security Agreement by and between American Freight System, Inc. (Grantor) and The Merchants Bank (Trustee), dated July 11, 1991. Filed as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      10(d) - Agreement by and between Registrant (Buyer) and owners of the outstanding capital stock of CC Investment Corporation (Sellers). Filed as Exhibit 10 to Registrant's Form 8-K dated August 9, 1991.

      10(e) - Convertible Note for the principal sum of $3,620,000 issued by Registrant (Maker) to Bankers Trust of Des Moines, Iowa, as agent for the owners of the outstanding capital stock of CC Investment Corporation, dated November 1, 1992. Filed as
                Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

      10(f) - Incentive Compensation Agreement by and between Registrant and Lawrence D. Crouse, and Employment Agreement by and between Crouse Cartage Company and Lawrence D. Crouse. Filed as Appendices F. and G. to Exhibit 28(a) to Registrant's Form 8-K dated September 19, 1991.

      10(g) - Promissory Note for the principal sum of $2,800,000 by and between Registrant and American Freight System, Inc., dated October 1, 1991. Filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      10(h) - Stock Sale Agreement for shares of common stock of Crouse Cartage Company by and between Registrant and American Freight System, Inc., dated October 1, 1991 and supplement thereto dated September 25, 1991. Filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      10(i) - Secured Revolving Credit Agreement for a revolving credit facility in the amount of $2,500,000 by and between Crouse Cartage Company and Bankers Trust Company of Des Moines, Iowa. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      10(j) - Registrant's 1992 Incentive Stock Plan. Filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

      22*   -   List of all subsidiaries of Anuhco, Inc., the state of
                incorporation of each such subsidiary, and the names under which such subsidiaries do business.

      24*   -   Consent of Independent Public Accountant.

(b)   Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended December 31, 1993.


      *  Filed herewith.

                       ANUHCO, INC. AND SUBSIDIARIES
           Schedule IV - Indebtedness of and to Related Parties

                           Balance at     Indebtedness to       Balance
    Name of Party          Beginning   Additions  Deductions    at  End
                              (In Thousands)

1993
American Freight
 System, Inc. 1            $  258      $  --      $   258       $  --

Crouse Family 2
 (former shareholders
 of Crouse Cartage)        $3,580      $  --      $ 1,720       $1,860

1992
American Freight
 System, Inc. 1            $2,788      $  --      $2,530        $  258

Crouse Family 2
 (former shareholders
 of Crouse Cartage)        $4,000      $  --      $  420        $3,580

1991
American Freight
 System, Inc. 1            $  --       $2,800     $   12        $2,788

Crouse Family 2
 (former shareholders
 of Crouse Cartage)        $  --       $4,000     $  --         $4,000

[FN]
    1 As mandated by the Joint Plan, AFS loaned $2.8 million to
      Anuhco which was utilized in the purchase of Crouse Cartage. 2 The indebtedness was incurred as a portion of the purchase price for the acquisition of Crouse Cartage.

                       ANUHCO, INC. AND SUBSIDIARIES
                    Schedule V - Property and Equipment
                       Balance
                      at Begin-   Addi-                              Balance
                       ning of    tions   Retire-  Trans-   Other    at  End
     Description         Year    at Cost   ments    fers   Changes   of Year
                              (In Thousands)
1993
Land and structures..  $ 5,374   $  179   $  159   $ 19    $  -      $ 5,413
Revenue equipment....   12,887    2,432      544     -        -       14,775
Other property.......    3,698       71       45   ( 19)      -        3,705
      Total..........  $21,959   $2,682   $  748   $ -     $  -      $23,893

1992
Land and structures..  $ 2,935   $2,439   $  -     $ -     $  -      $ 5,374
Revenue equipment....   11,717    1,297      127     -        -       12,887
Other property.......    3,123      620       45     -        -        3,698
      Total..........  $17,775   $4,356   $  172   $ -     $  -      $21,959

1991
Land and structures..  $  -      $  903   $4,034   $ -     $ 6,066   $ 2,935
Revenue equipment....     -         268      184     -      11,633    11,717
Other property.......     -         319       62     -       2,866     3,123
      Total..........  $  -      $1,490   $4,280   $ -     $20,5651  $17,775

[FN]

      1 Property and equipment acquired in connection with the acquisition of Crouse Cartage Company.

                       ANUHCO, INC. AND SUBSIDIARIES

                  Schedule VI - Accumulated Depreciation
                         of Property and Equipment
                       Balance  Additions
                      at Begin-  Charged                             Balance
                       ning of   to Depr. Retire-  Trans-   Other     at End
     Description         Year    Expense   ments    fers   Changes   of Year
                              (In Thousands)
1993
Structures and
  improvements.......  $   387   $  149   $   17   $ 13    $  -      $   532
Revenue equipment....    8,881    1,539      496     -        -        9,924
Other property.......    2,621      334       45    (13)      -        2,897
      Total..........  $11,889   $2,022   $  558   $ -     $  -      $13,353

1992
Structures and
  improvements.......  $   268   $  119   $  -     $ -     $  -      $   387
Revenue equipment....    7,707    1,273       99     -        -        8,881
Other property.......    2,240      427       46     -        -        2,621
      Total..........  $10,215   $1,819   $  145   $ -     $  -      $11,889

1991
Structures and
  improvements.......  $  -      $   39   $  971   $ -     $ 1,200   $   268
Revenue equipment....     -         406      166     -       7,467     7,707
Other property.......     -         133       56     -       2,163     2,240
      Total..........  $  -      $  578   $1,193   $ -     $10,8301  $10,215

[FN]
      1 Accumulated depreciation at the date of acquisition of Crouse Cartage Company.

                       ANUHCO, INC. AND SUBSIDIARIES
             Schedule VIII - Valuation and Qualifying Accounts
                       Balance       Additions
                         at     Charged  Charged to           Balance
                      Beginning   to       Other     Deduc-   at  End
    Description        of Year  Expense   Accounts   tions1   of Year
                              (In Thousands)
Allowance for doubtful accounts
 (deducted from accounts receivable)
Year Ended December 31 -
      1993........    $ 314     $ 172     $  -      $ (128)   $  358
      1992........      279       155        -        (120)      314
      1991........       -         80       2682      ( 69)      279

[FN]

      1  Deduction for purposes for which reserve was created.

      2 Reserve balance at the time of the acquisition of Crouse Cartage Company.

                       ANUHCO, INC. AND SUBSIDIARIES
          Schedule X - Supplementary Income Statement Information
                                               Charged to Operating
                                                Costs and Expenses
                                               Year Ended December 31
                                              1993      1992      1991
                                                   (In Thousands)

Maintenance and repairs.................... $   788   $    678  $    164
Taxes other than payroll and income taxes..
  Fuel taxes............................... $$ 1,110  $  1,000  $    319
  Vehicle licenses and registration fees...     743        600       187
  Real estate and personal property taxes..     290        301       109
  Other taxes..............................      10         13         3
    Total.................................. $ 2,153   $  1,914  $    618

[FN]
   NOTE: Depreciation and amortization of intangible assets, royalties and advertising costs were each less than 1% of operating revenue during the years 1993, 1992 and 1991.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 2, 1994               By  /s/ John P. Bigger
                                     John P. Bigger,
                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ John P. Bigger                President and Chief Executive Officer
John P. Bigger                     (Principal Executive Officer)

 /s/ John P. Bigger                Treasurer and Chief Financial Officer
John P. Bigger                     (Principal Financial and Accounting
                                   Officer)

 /s/ Joe J. Brown                   /s/ Roy R. Laborde
Joe J. Brown, Director             Roy R. Laborde, Chairman of the
                                   Board of Directors

 /s/ William D. Cox                 /s/ Eleanor B. Schwartz
William D. Cox, Director           Eleanor B. Schwartz, Director

 /s/ Lawrence D. Crouse             /s/ Walter P. Walker
Lawrence D. Crouse, Director       Walter P. Walker, Director

 /s/ Donald M. Gamet
Donald M. Gamet, Director

March 2, 1994
Date of all signatures

Registrant's Proxy Statement for Annual Meeting of Shareholders to be held in 1994 and Annual Report will be mailed to security holders at a later date. Copies of such material will be furnished to the Securities and Exchange Commission when it is sent to security holders.

                                                              Exhibit 22

Subsidiaries of Anuhco, Inc.                State of Incorporation

Crouse Cartage Company                      Iowa

CC Investment Corporation                   Iowa

American Freight System, Inc.               Delaware


(All companies do business under same name unless otherwise indicated).

                                                              Exhibit 24


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


 As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements for the Anuhco, Inc. 1992 Incentive Stock Plan, File No. 33-51494 and the American Carriers, Inc. 1983 Incentive Stock Option Plan, File No. 2-86915.

                                   /s/ Arthur Andersen & Co.
                                   ARTHUR ANDERSEN & CO.

Kansas City, Missouri
March 2, 1994