Form 10-Q
period 1994-03-31
ANUHCO INC
filed 1994-05-12
CIK 719271

[TEXT]

                            Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION


                    Washington, D. C.  20549


         [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For Quarter Ended March 31, 1994

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number - 0-12321


                          ANUHCO, INC.


                State of Incorporation - Delaware
          IRS Employer Identification No. - 46-0278762


 9393 West 110th Street, Suite 100, Overland Park, Kansas  66210
                Telephone Number - (913) 451-2800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No.___.


Indicate the number of shares outstanding of each of the issuer's classes of common stock.


                          Anuhco, Inc.
                  Common Stock, $0.01 par value
                  7,543,270 shares outstanding
                      as of March 31, 1994

Form 10-Q
Contains 12 pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANUHCO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
     For the Quarter and Year-To-Date Ending March 31, 1994
              (In Thousands, Except Per Share Data)

                                                    First Quarter
                                                    1994     1993
Operating Revenue................................. $21,184  $18,005

Operating Expense.................................  20,442   17,683

Operating Income..................................     742      322

Nonoperating Income (Expense)
  Gain on sale of property and equipment, net.....       7       1
  Interest income.................................      49       28
  Interest expense................................    ( 40)    (66)
  Other, net......................................    (  6)      50

    Total nonoperating income (expense)...........      10       13

Income from Continuing Operations before
  Income Taxes....................................     752      335
Income Tax Provision (Note 2).....................     --       --

Income from Continuing Operations.................     752      335
Income from Discontinued Operations (Note 6)......     --       --

Net Income........................................ $   752  $   335

Average Common Shares Outstanding (Note 5)........   7,543    7,542

Net Income Per Share from Continuing Operations...   $0.10    $0.04

Net Income Per Share from Discontinued Operations.   $0.00    $0.00

Net Income Per Share..............................   $0.10    $0.04

[FN]
   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   March 31 March 31
                                                     1994     1993
                           ASSETS                   (In Thousands)
Current Assets
  Cash and temporary cash investments...........   $ 2,561  $    61
  Accounts receivable, less allowance for doubt-
     ful accounts of $389 and $310 respectively.     7,536    6,041
  Insurance refund receivable...................       574      432
  Inventories...................................       366      369
  Prepayments...................................       646      571
     Total current assets.......................    11,683    7,474
Operating Property, at Cost
  Revenue equipment.............................    14,955   13,946
  Land..........................................     2,331    1,420
  Structures and improvements...................     5,685    3,973
  Other operating property......................     3,973    3,654
                                                    26,944   22,993
     Less accumulated depreciation..............   (13,735) (12,275)
       Net property & equipment.................    13,209   10,718
Long-Term Obligation Receivable.................     1,203    1,112
Other Assets....................................        63      156
Discontinued Operations (Note 6)................       --       --
                                                   $26,158  $19,460

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt..........   $   200  $   157
  Accounts payable..............................     1,132    1,831
  Accrued payroll and fringes...................     4,439    2,527
  Claims and insurance accruals.................       156      130
  Income tax payable............................       (98)      71
  Other accrued expenses........................       297      286
     Total current liabilities..................     6,126    5,002
Long-Term Debt, Net of Current Maturities.......     2,220    3,501
Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --       --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,543,270
    shares (Note 5).............................        75    5,394
  Paid-in capital (Note 5)......................     5,321      --
  Retained earnings.............................    12,416    5,563
     Total shareholders' equity.................    17,812   10,957
                                                   $26,158  $19,460

[FN]
         The accompanying notes to consolidated financial statements are an integral part of this statement.

                        ANUHCO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  First Quarter
                                                  1994     1993
                                                 (In Thousands)
Cash Flows From Operating Activities -
  Net income................................... $   752  $   335

  Adjustments to reconcile net income to net cash generated in operating activities -

    Gain on sale of assets.....................    (  7)    (  1)
    Depreciation and amortization..............     519      513
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities...................     (833)    (532)

         Total adjustments.....................    (321)    ( 20)

Net Cash Generated (Used)......................     431      315

Cash Flows from Investing Activities -

  Purchase of operating property...............  (3,138)  (1,215)

Cash Flows from Financing Activities -

  Borrowings under Revolving Credit Agree-
    ment (Note 4)..............................     800      --

  Repayment of Debt............................  (  240)  (  269)

Net Increase (Decrease) In Cash and
  temporary cash investments...................  (2,147)  (1,169)

Cash and Temporary Cash Investments at
  beginning of period..........................   4,708    1,230

Cash and Temporary Cash Investments
  at end of period............................. $ 2,561  $    61

Cash Paid During the Period for:
  Interest..................................... $    41  $    70
  Income Tax...................................      41       27

[FN]
         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                         For the Periods Ended March 31

                                                   First Quarter
                                                    1994    1993
                                                   (In Thousands)
Common Stock -

  Balance at beginning and end of period........  $    75  $ 5,394



Paid-in Capital -

  Balance at beginning of period................  $ 5,319  $   --

  Issuance of common shares under the Incentive
     Stock Plan.................................        2      --

  Balance at end of period......................  $ 5,321  $   --



Retained Earnings -

  Balance at beginning of period................  $11,664  $ 5,228

  Income from continuing operations.............      752      335

  Balance at end of period......................  $12,416  $ 5,563


[FN]
           The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation

  The consolidated financial statements include Anuhco and all of its subsidiary companies ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been examined or reviewed by independent public accountants. In the opinion of management, all adjustments necessary to present fairly the results of operations have been made.

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. Anuhco believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in Anuhco's Form 10-K, filed with the SEC on March 2, 1994, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included, or incorporated by reference, in the aforementioned report on Form 10-K.

2.   Income Taxes

  During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserve, related to net operating loss ("NOL") carryforwards and certain temporary differences. Although the Company has NOL carryforwards and temporary differences in excess of $35 million, no asset recognition is provided in these consolidated financial statements, as the realization of such an asset within the next several years is not reasonably assured based on the information currently available to the Company. Such an asset may be recognized in future periods based upon the facts and circumstances at that time.

3.   Profit Sharing

  In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage") approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50 percent of income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15 percent reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991, and shall continue in effect at least until a replacement of the Collective Bargaining Agreement is reached between Crouse Cartage and its union employees who are members of the Teamsters Union ("Union"). Crouse Cartage executed an interim agreement with the Union on April 4, 1994. A final agreement is expected to be negotiated during the second quarter 1994. Based upon the Union's national standard agreement currently pending a vote of the Union membership, Crouse Cartage believes the final agreement will not have a material effect on its financial position or results of operations. Although the outcome is uncertain, Crouse Cartage believes the Plan will be further extended coincident with the conclusion of the overall union contract negotiations. The accompanying consolidated balance sheet for the period ended March 31, 1994 includes an accrual for profit sharing costs of $887,921. The accompanying consolidated statements of income includes profit sharing costs of $887,921.

4.   Revolving Credit Agreement

  In September 1988, Crouse Cartage entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the sum of 80 percent of the net depreciated value of Crouse Cartage's revenue equipment. In May, 1993 the term of this agreement was extended to July 31, 1995. At March 31, 1994, the outstanding balance on this revolving line of credit was $800,000.

5.   Shareholders' Equity

  In accordance with a resolution to amend the Company's Certificate of Incorporation, duly prepared and adopted at the Company's 1993 Annual Shareholders' Meeting, the capital stock of the Company was changed from stock without par value to $0.01 par value per share. Such change has no impact on total shareholders' equity but does require a reclassification of a portion of capital stock to paid-in capital. This amendment will provide a cost savings on certain franchise taxes.

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 7,542,537 and 7,542,270 for the quarter ending March 31, 1994 and 1993, respectively.

6.   Discontinued Operations

  Under the provisions of a Joint Plan of Reorganization ("the Joint Plan"), American Freight System, Inc. ("AFS") is responsible for the continued resolution of pre-July 11, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed and sufficient cash is available, distributions to the creditors and Anuhco will occur.

  To date AFS has achieved more favorable results than were assumed in the March 21, 1991 disclosure statement relating to the Joint Plan. Such results are due to favorable (i) settlements of certain claims, (ii) court decisions and (iii) asset realizations. A revised projection is that total distributions to Anuhco (including the $7.25 million previously distributed during 1992, 1993 and 1994) may exceed $10 million, excluding any proceeds which may result from a judgment against Westinghouse Credit Corporation ("WCC"). This revised projection continues to include the assumptions enumerated in the disclosure statement regarding conditions and contingencies. Due to the number and value of claims to be resolved and assets to be converted to cash, the timing and amount of additional interim distributions and the timing of the final distribution have not been included in the revised projection.

  On February 23, 1993, a judgment in favor of Anuhco and AFS was entered in the Circuit Court of Jackson County, Missouri, at Kansas City, Missouri ("the Court"). This judgment was entered in a case filed by Anuhco and AFS against WCC seeking damages as a result of WCC's failure to provide financing pursuant to a loan commitment issued on June 3, 1988. The judgment awarded $70 million in actual damages to be paid to Anuhco and AFS. WCC filed motions with the Court to have this judgment set aside or to have a new trial granted. On April 8, 1993 WCC's motions were overruled. WCC filed a notice of appeal of this judgment with the Missouri Court of Appeals, Western District, where the matter continues to pend. A surety bond in support of such judgment, accrued interest (9% simple interest) and other costs has been posted by WCC in the amount of $77.9 million.

7.   Subsequent Event

  On April 29, 1994 AFS made an interim distribution under the Joint Plan at the rate of 5% of each allowed unsecured claim. Anuhco's participation in this distribution was $1.25 million, or $0.166 per share. This distribution will be recorded as Income from Discontinued Operations in the second quarter ending June 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

First Quarter, 1994 Compared to First Quarter, 1993

  A comparative summary of consolidated operating expenses as a percent of consolidated operating revenue for the first quarter ended March 31, 1994 and 1993 is:

                                       Percent of Operating Revenue
                                        First Quarter    Increase
                                        1994    1993    (Decrease)
Salaries, wages and employee benefits.. 54.2%   54.6%      ( .4)%

Operating supplies and expenses........ 12.0    12.6       ( .6)

Operating taxes and licenses...........  3.0     3.1       ( .1)

Insurance and claims...................  2.4     2.3         .1

Depreciation...........................  2.4     2.8       ( .4)

Purchased transportation............... 22.5    22.8       ( .3)

  Total operating expenses............  96.5%   98.2%      (1.7)%

  Anuhco's first quarter 1994 consolidated operating revenue and performance were favorably effected by January 1, 1994 rate increases, improved economic conditions and improved weather conditions throughout its operating territory, as compared to the first quarter 1993. Total tonnage of first quarter shipments increased 11.33% to 200,150 tons; on an increase of 16.77% in tonnage of shipments of less than 10,000 pounds and an increase of 7.44% in tonnage of shipments 10,000 pounds and over. For shipments of less than 10,000 pounds average revenue per shipment increased 3.65% to $100.89 and average weight of shipment increased 1.85% to 1,062 pounds. For shipments of 10,000 pounds and over, average revenue per shipment declined 0.14% to $640.67 and average weight of shipment decreased 4.99% to 29,606 pounds.

                            FINANCIAL CONDITION

  The Company's financial condition was strengthened during the first quarter of 1994. Shareholders' equity increased by $754,000 primarily as a result of net income from continuing operations. Crouse Cartage borrowed $800,000 under its revolving credit agreement which was utilized in the purchase of approximately $3.1 million of operating property during the first quarter.
In addition, loan payments from working capital reduced the Company's long-term debt net of current maturities, by $240,000.


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

        20(a) - Report to Shareholders for the First Quarter, 1994, dated April 20, 1994, included herewith.



                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Anuhco, Inc.
                                            Registrant



                                   By:  /s/ John P. Bigger
                                      John P. Bigger, President,
                                      Chief Executive Officer, and
                                      Chief Financial Officer




Date:   May 11, 1994

                                                         Exhibit 20
                                                         Page 1 of 2

                               ANUHCO, INC.
                         REPORT TO SHAREHOLDERS

                           FIRST QUARTER 1994

     First quarter 1994 consolidated net income from continuing operations was $752,000 or $0.100 per share on revenue of $21.2 million, as compared with first quarter 1993 consolidated net income from continuing operations of $335,000 or $0.044 per share on revenue of $18.0 million. This increase reflects a continued improvement in the economy throughout Crouse's operating territory. Net income showed improvement not only as a result of the economy, but also reduced interest expense, due to debt reductions. Neither the first quarter 1994 nor the first quarter 1993 included any income from discontinued operations. A distribution to Anuhco from discontinued operations is currently under evaluation by American Freight System but the timing and amount, if any, has not yet been determined.

     Crouse Cartage Company, Anuhco's general commodities motor carrier, had operating income of $850,000 on revenues of $21.2 million for the first quarter 1994; as compared to operating income of $452,000 on revenues of $18.0 million for the first quarter 1993. Crouse Cartage's performance in 1994 was favorably affected by rate increases, better weather and an improving economy. Crouse Cartage's negotiations with the International Brotherhood of Teamsters have not been completed. At this time we are not aware of any reason that the negotiations will not be amicably concluded. As a result of these ongoing negotiations, we are unable to determine what economic effect, if any, the new contract would have on the Company. To date, actions taken against other motor carriers have not had an adverse effect on Crouse Cartage.

     The Missouri Court of Appeals has not issued an opinion on the appeal of the $70 million judgment which Anuhco and American Freight System hold against Westinghouse Electric Corporation.




/s/ John P. Bigger, President & CEO         /s/ Roy R. Laborde, Chairman



April 20, 1994

                                                        Exhibit 20
                                                        Page 2 of 2

            UNAUDITED SUMMARY FINANCIAL STATEMENTS
             (in thousands, except per share data)

               CONSOLIDATED STATEMENTS OF INCOME

                 First Quarter Ending March 31

                                                1994       1993
Operating Revenue............................ $21,184    $18,005
Operating Expense............................  20,442     17,683
Operating Income.............................     742        322

Non-operating Income.........................      10         13

Net Income................................... $   752    $   335

Net Income Per Share of Continuing Operations  $0.100     $0.044

Average Common Shares Outstanding............   7,543      7,542

               CONSOLIDATED BALANCE SHEETS
                                              03/31/94   12/31/93
                   ASSETS
Current Assets............................... $11,683    $12,642
Operating Property (net).....................  13,209     10,540
Non-Carrier Property and Other Assets........   1,266      1,302
                                              $26,158    $24,484

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities.......................... $ 6,126    $ 5,566
Long-Term Debt...............................   2,220      1,860
Shareholders' Equity.........................  17,812     17,058
                                              $26,158    $24,484

    9393 W 110th Street  Suite 100  Overland Park Kansas  66210