Form 10-Q
period 1994-06-30
ANUHCO INC
filed 1994-08-15
CIK 719271

Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION


                    Washington, D. C.  20549


         [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For Quarter Ended June 30, 1994

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

                          Anuhco, Inc.
                  Common Stock, $0.01 par value
                  7,543,470 shares outstanding
                       as of June 30, 1994

Form 10-Q
Contains 11 pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          For the Periods Ended June 30
                      (In Thousands, Except Per Share Data)
                                   Second Quarter     First Half
                                   1994   1993      1994      1993
Operating Revenue..............    $25,174 $18,896 $46,357  $36,900
Operating Expense..............     23,330  18,269  43,778   35,951
Operating Income...............      1,844     627   2,579      949

Nonoperating Income (Expense)
  Interest income..............         63      34     112       63
  Interest expense.............       ( 39)   ( 50)   ( 79)   (117)
  Gain on sale of property and
    equipment, net.............          7     --        14       1
  Other, net...................         --      50       1      100

    Total nonoperating income
                   (expense)...          3      34      48       47

Income from Continuing Operations
  before Income Taxes..........      1,875     661   2,627     996
Income Tax Provision (Note 2)..         --     --      --       --

Income from Continuing Operations.   1,875     661   2,627      996

Income from Discontinued Operations
  (Note 6).......................    1,250   2,500   1,250    2,500

Net Income.......................   $3,125 $ 3,161 $ 3,877  $ 3,496

Average Common Shares Outstanding
 (Note 5)........................    7,543   7,542    7,543   7,542

Net Income Per Share from Continuing
   Operations....................    $0.25   $0.09   $0.35    $0.13

Net Income Per Share from Discontinued
   Operations....................    $0.16   $0.33   $0.16    $0.33

Net Income Per Share.............    $0.41   $0.42   $0.51    $0.46

[FN]
           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                   June 30   Dec. 31
                                                    1994      1993
                           ASSETS                   (In Thousands)
Current Assets
  Cash and temporary cash investments...........   $ 4,207  $ 4,708
  Accounts receivable, less allowance for doubt-
     ful accounts of $432 and $358 respectively.     8,839    6,731
  Insurance refund receivable...................       564      574
  Inventories...................................       395      380
  Prepayments...................................       485      249
     Total current assets.......................    14,490   12,642
Operating Property, at Cost
  Revenue equipment.............................    15,155   14,775
  Land..........................................     2,753    1,500
  Structures and improvements...................     6,411    3,913
  Other operating property......................     3,952    3,705
                                                    28,271   23,893
     Less accumulated depreciation..............   (14,175) (13,353)
       Net property & equipment.................    14,096   10,540
Long-Term Obligation Receivable.................     1,225    1,180
Other Assets....................................        45      122
Discontinued Operations (Note 6)................       --       --
                                                   $29,856  $24,484

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt..........   $   --   $   --
  Accounts payable..............................     1,183    1,187
  Accrued payroll and fringes...................     5,987    3,934
  Claims and insurance accruals.................       186      142
  Income tax payable............................      ( 99)     --
  Other accrued expenses........................       361      303
     Total current liabilities..................     7,618    5,566

Long-Term Debt, Net of Current Maturities.......     1,300    1,860

Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --       --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,543,470
    shares (Note 5).............................        75       75
  Paid-in capital (Note 5)......................     5,322    5,319
  Retained earnings.............................    15,541   11,664
     Total shareholders' equity.................    20,938   17,058
                                                   $29,856  $24,484

[FN]

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          ANUHCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the First Half Ended June 30
                                                  1994     1993
                                                 (In Thousands)
Cash Flows From Operating Activities -
  Net income................................... $ 3,877  $ 3,496

  Adjustments to reconcile net income to net cash generated in operating activities -

    Gain on sale of assets.....................  (   14)  (    1)
    Depreciation and amortization..............   1,112      977
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities....................  (  289)  (  206)
    Effect of discontinued operations (Note 6).  (1,250)  (2,500)

         Total adjustments.....................  (  441)  (1,730)

Net Cash Generated (Used)......................   3,436    1,766

Cash Flows from Investing Activities -

  Proceeds from discontinued operations
    (Note 6)...................................   1,250    2,500

  Purchase of operating property...............  (4,627)  (1,392)

Cash Flows from Financing Activities -

  Repayment of Debt............................  (  560)  (1,597)

Net Increase (Decrease) In Cash and
  temporary cash investments...................  (  501)   1,277

Cash and Temporary Cash Investments at
  beginning of period..........................   4,708    1,230

Cash and Temporary Cash Investments
  at end of period............................. $ 4,207  $ 2,507

Cash Paid During the Period for:
  Interest..................................... $    79  $    71
  Income Tax...................................      43       27

[FN]
           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          For the Periods Ended June 30
                                       Second Quarter  First Half
                                        1994   1993    1994  1993
                                          (In Thousands)
Common Stock -

  Balance at beginning of period..  $  75  $ 5,394   $  75  $ 5,394

  Effect of the change in par value
    (Note 5)......................      --   (5,319)   --   (5,319)

  Balance at end of period........  $   75  $    75     75 $    75



Paid-in Capital -

  Balance at beginning of period... $5,321  $   --   $5,319 $    --

  Issuance of common shares under the
    Incentive Stock Plan..........       1       --       3       --

  Effect of the change in par value
     (Note 5)......................    --      5,319    --       5,319

  Balance at end of period.........  $5,322   $5,319 $ 5,322    $5,319

Retained Earnings -

  Balance at beginning of period.... $12,416  $5,563  $11,664   $5,228

  Income from continuing operations.   1,875     661    2,627      996

  Income from discontinued operations
     (Note 6).......................   1,250   2,500    1,250    2,500

  Balance at end of period.......... $15,541  $8,724  $15,541   $8,724

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

2.   Income Taxes

  During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets, net of applicable reserve, related to net operating loss ("NOL") carryforwards and certain temporary differences. Although the Company has NOL carryforwards and temporary differences in excess of $32 million, no asset recognition is provided in these consolidated financial statements, as the realization of such an asset within the next several years is not reasonably assured based on the information currently available to the Company. Such an asset may be recognized in future periods based upon the facts and circumstances at that time.

3.   Profit Sharing

  In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage") approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50 percent of income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15 percent reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect at least through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between Crouse Cartage and its union employees, whichever is the later. The accompanying consolidated balance sheet for the period ended June 30, 1994 includes an accrual for profit sharing costs of $1,984,082. The accompanying consolidated statements of income includes profit sharing costs of $1,984,082 and $2,872,003 for the second quarter and first half, respectively.

4.   Revolving Credit Agreement

  In September 1988, Crouse Cartage entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the sum of 80 percent of the net depreciated value of Crouse Cartage's revenue equipment. In June, 1994 the term of this agreement was extended to June 30, 1996. There was no outstanding balance on this revolving line of credit at June 30, 1994.

5.   Shareholders' Equity

  In accordance with a resolution to amend the Company's Certificate of Incorporation, duly prepared and adopted at the Company's 1993 Annual Shareholders' Meeting, the capital stock of the Company was changed from stock without par value to $0.01 par value per share. Such change has no impact on total shareholders' equity but did require a reclassification of a portion of capital stock to paid-in capital. This amendment provided a cost savings on certain franchise taxes.

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 7,543,470 and 7,543,006 for the quarter and year to date for the periods ending June 30, 1994 and 7,542,270 for the quarter and year to date periods ending June 30, 1993.

6.   Discontinued Operations

  Under the provisions of a Joint Plan of Reorganization ("the Joint Plan"), American Freight System, Inc. ("AFS") is responsible for the continued resolution of pre-July 11, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed and sufficient cash is available, distributions to the creditors and Anuhco will occur.

  On April 29, 1994, AFS made an interim distribution under the Joint Plan of 5% of each allowed unsecured claim. Anuhco's participation in this distribution was $1.25 million.

  To date AFS has achieved more favorable results than were assumed in the March 21, 1991 disclosure statement relating to the Joint Plan. Such results are due to favorable (i) settlements of certain claims, (ii) court decisions and (iii) asset realizations. A revised projection is that total distributions to Anuhco (including the $7.25 million previously distributed during 1992, 1993 and
1994) will exceed $10 million, excluding any proceeds which may result from a judgment against Westinghouse Electric Corporation ("WEC"). This revised projection continues to include the assumptions enumerated in the disclosure statement regarding conditions and contingencies. Due to the number and value of claims to be resolved and assets to be converted to cash, the timing and amount of additional interim distributions and the timing of the final distribution have not been included in the revised projection.

  On February 23, 1993, a judgment in favor of Anuhco and AFS was entered in the Circuit Court of Jackson County, Missouri, at Kansas City, Missouri ("the Court"). This judgment was entered in a case filed by Anuhco and AFS against WEC seeking damages as a result of WEC's failure to provide financing pursuant to a loan commitment issued on June 3, 1988. The judgment awarded $70 million in actual damages to be paid to Anuhco and AFS. WEC filed motions with the Court to have this judgment set aside or to have a new trial granted. On April 8, 1993 WEC's motions were overruled. WEC filed a notice of appeal of this judgment to the Missouri Court of Appeals, Western District. On July 12, 1994, the Missouri Court of Appeals issued a unanimous opinion affirming the Court's judgment in favor of Anuhco and AFS. WEC filed a motion for rehearing before the Missouri Court of Appeals and in the alternative, a motion for transfer to the Missouri Supreme Court on July 27, 1994. A surety bond in support of such judgment, accrued interest (9% simple interest) and other costs has been posted by WEC in the amount of $79.5 million.

  Proceeds of the judgment, assuming no modification in such rehearing or transfer, net of trial expenses, will be remitted to AFS. AFS will distribute such proceeds under the Joint Plan
adopted in 1991.   Payments received by Anuhco as a result of
distributions under the Joint Plan are recorded by it as income from discontinued operations. Based on our current estimates, if the $70 million judgment plus accrued interest is substantially or fully collected, and both the remaining AFS assets are converted to cash and the remaining claims against AFS are resolved in accordance with expectations, Anuhco would ultimately receive net proceeds of $38 million to $45 million. This represents $5 to $6 per share on Anuhco's outstanding shares. Assuming the motions before the Missouri Court of Appeals are denied and the Missouri Supreme Court refuses transfer of the case, the proceeds of the judgment could be received before the end of 1994. Anuhco and AFS are unable to predict when or how this matter will ultimately be resolved.






Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                      RESULTS OF OPERATIONS


First Half 1994 Compared to First Half 1993

  A comparative summary of consolidated operating expenses as a percent of consolidated operating revenue for the six months ended
June 30, 1994 and 1993 is:
                                       Percent of Operating Revenue
                                         First  Half     Increase
                                        1994    1993    (Decrease)
Salaries, wages and employee benefits.  53.9%   54.6%      (0.7)%

Operating supplies and expenses.......  11.1    12.3       (1.2)

Operating taxes and licenses..........   2.8     2.8         -

Insurance and claims..................   2.3     2.3         -

Depreciation..........................   2.4     2.7       (0.3)

Purchased transportation..............  21.9    22.7       (0.8)

  Total operating expenses............  94.4%   97.4%      (3.0)%

  Anuhco's first half 1994 consolidated operating revenue and performance were favorably effected by continued regional economic recovery, a teamsters union strike against several competitors, and the closing of a regional carrier within the Company's operating area, as compared to the first half of 1993. Total tonnage of year to date shipments increased 13.7% to 425,703 tons; on an increase of 24.9% in tonnage of shipments of less than 10,000 pounds and a increase of 10.4% in tonnage of shipments 10,000 pounds and over. For shipments of less than 10,000 pounds average revenue per shipment increased 6.3% to $102.50 and average weight of shipment
increased 3.9% to   1,072 pounds.  For shipments of 10,000 pounds
and over, average revenue per shipment increased 1.6% to $642.91 and average weight of shipment decreased 3.9% to 29,663 pounds.

Second Quarter 1994 Compared to Second Quarter 1993

  A comparative summary of consolidated operating expenses as a percent of consolidated operating revenue for the second quarter ended June 30, 1994 and 1993 is:
                             Percent of Operating Revenue
                                Second Quarter   Increase
                                 1994   1993    (Decrease)
Salaries, wages and employee
    benefits..................  53.7%     54.6%  (0.9)%

Operating supplies and
    expenses..................  10.4      12.1   (1.7)

Operating taxes and licenses..   2.6       2.6     -

Insurance and claims..........   2.2       2.3   (0.1)

Depreciation..................   2.4       2.4     -

Purchased transportation......  21.4      22.7   (1.3)

  Total operating expenses....  92.7%   96.7%    (4.0)%

  Anuhco's second quarter 1994 consolidated operating revenue and performance were favorably effected by continued regional economic recovery, a teamsters union strike against several competitors, and the closing of a regional carrier within the Company's operating area, offset somewhat by wage increases, as compared to the second quarter 1993. Total tonnage of second quarter shipments increased 21.5% to 225,552 tons; on an increase of 32.6% in tonnage of shipments of less than 10,000 pounds and an increase of 13.3% in tonnage of shipments 10,000 pounds and over. For shipments of less than 10,000 pounds average revenue per shipment increased 8.7% to
$103.87 and average weight of shipment increased 5.8% to   1,080
pounds. For shipments of 10,000 pounds and over, average revenue per shipment increased 2.2% to $645.01 and average weight of shipment decreased 2.9% to 29,717 pounds.

                       FINANCIAL CONDITION
  The Company's financial condition was strengthened during the first half of 1994. Shareholders' equity increased by $3.9 million as a result of $2.6 million net income from continuing operations and a $1.25 million distribution from discontinued operations.
Loan payments from working capital reduced the Company's long-term debt net of current maturities, by $560,000 from December 31, 1993. In addition, Crouse Cartage closed on various purchases of operating property for $4.6 million, paid from working capital.

Item 4.  Submission of Matters to a Vote of Security Holders
  (a) Annual Meeting of Shareholders was held on May 24, 1994.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

        20(a) - Report to Shareholders for the Second
        Quarter, 1994, dated August 15, 1994, included herewith.

  (b) Reports on Form 8-K

        None
                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Anuhco, Inc.
                            Registrant

                            By:   /s/ John P. Bigger
                            John P. Bigger, President,
                            Chief Executive Officer, and
                            Chief Financial Officer
Date:  August 15, 1994

                                    Exhibit 20(a)
                                    Page 1 of 2

                          ANUHCO, INC.
                     REPORT TO SHAREHOLDERS
                       SECOND QUARTER 1994

  Second quarter 1994 consolidated net income from continuing operations was $1,875,000 or $0.25 per share on revenue of $25.2 million, as compared with second quarter 1993 consolidated net income from continuing operations of $661,000 or 0.09 per share on revenue of $18.9 million. This increase reflects a continued improvement in the economy, the impact of the teamsters union strike against some competitors, and the closing of a regional carrier within Crouse's operating territory. Additional income of $1.25 million and $2.5 million from discontinued operations increased consolidated net income to $3.1 million and $3.2 million for the second quarter of 1994 and 1993, respectively.

  Crouse Cartage Company, Anuhco's general commodity motor carrier, had operating income of $1,947,000 on revenues of $25.2 million for the second quarter 1994; as compared to operating income of $782,000 on revenues of $18.9 million for the second quarter 1993. Crouse Cartage's negotiations with the International Brotherhood of Teamsters were completed with the signing of a 4 year contract and the ratification by the teamsters and other employees of the Company's profit sharing plan covering the same period.

  Other news, at the 1994 Annual Meeting of the Shareholders, all members of the Board of Directors were re-elected and the selection of Arthur Andersen & Co. as independent public accountants for 1994 was ratified with 80% of the outstanding Anuhco shares voting. Also, on July 12, 1994 the Missouri Court of Appeals issued a unanimous opinion affirming the $70 million judgment in favor of Anuhco and American Freight System ("AFS") against Westinghouse Electric Corporation ("WEC"). WEC filed a motion on July 27, 1994 for rehearing before the Missouri Court of Appeals and in the alternative, a motion for transfer to the Missouri Supreme Court. The surety bond posted in support of this judgment and other costs was increased by WEC to $79.5 million. If the $70 million judgment plus accrued interest is substantially or fully collected, and both the remaining AFS assets are converted to cash and the remaining claims against AFS are resolved in accordance with expectations, Anuhco would ultimately receive net proceeds of $38 million to $45 million. This represents $5 to $6 per share on Anuhco's outstanding shares. Assuming the motions before the Missouri Court of Appeals are denied and the Missouri Supreme Court refuses transfer of the case, the proceeds of the judgment could be received before the end of 1994. Anuhco and AFS are unable to predict when or how this matter will ultimately be resolved.



/s/ John P. Bigger                        /s/ Roy R. Laborde,
John P. Bigger,                           Roy R. Laborde,
President & CEO                           Chairman


August 15, 1994

                                        Exhibit 20(a)
                                           Page 2 of 2

             UNAUDITED SUMMARY FINANCIAL STATEMENTS
              (in thousands, except per share data)
                CONSOLIDATED STATEMENTS OF INCOME
                      Periods Ended June 30

                           Second  Quarter       Year to Date
                             1994   1993        1994     1993
Operating Revenue........ $25,174  $18,896    $46,357  $36,900
Operating Income ........   1,844      627      2,579     949

Net Income -
    Continuing Operations.  1,875      661      2,627     996
    Discontinued Operations 1,250    2,500      1,250    2,500
        Total.............. 3,125    3,161      3,877    3,496

Income Per Share -
    Continuing Operations..$ 0.25  $  0.09     $ 0.35   $ 0.13
    Discontinued Operations  0.16     0.33       0.16    0.33
        Total..............$ 0.41  $  0.42     $ 0.51   $ 0.46

Average Common Shares
    Outstanding............ 7,543    7,542      7,543    7,542

                   CONSOLIDATED BALANCE SHEETS

                                        06/30/94  12/31/93

               ASSETS
Current Assets.....................     $14,490   $12,642
Operating Property (net)...........      14,096    10,540
Other Assets.......................       1,270     1,302
                                        $29,856   $24,484

  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities................     $ 7,618   $ 5,566
Long-Term Debt.....................       1,300     1,860
Shareholders' Equity...............      20,938    17,058
                                        $29,856   $24,484