Form 10-Q
period 1994-09-30
ANUHCO INC
filed 1994-11-18
CIK 719271

Form 10-Q


               SECURITIES AND EXCHANGE COMMISSION


                    Washington, D. C.  20549


         [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For Quarter Ended September 30, 1994

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



                          Anuhco, Inc.
                  Common Stock, $0.01 par value
                  7,545,870 shares outstanding
                    as of September 30, 1994

Form 10-Q
Contains 11 pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           For the Quarter and Year-To-Date Ending September 30, 1994
                      (In Thousands, Except Per Share Data)
                                                             Year-To-Date
                                                                Through
                                            Third Quarter    Third Quarter
                                             1994   1993     1994     1993
Operating Revenue.......................   $24,913 $19,816  $71,271 $56,717

Operating Expense.......................    23,472  18,947   67,251  54,899

Operating Income........................     1,441     869    4,020   1,818

Nonoperating Income (Expense)
  Gain on sale of property and
    equipment, net......................        29     --        43     --
  Interest income.......................        76      35      188      98
  Interest expense......................      ( 23)   ( 41)    (102)   (157)
  Other, net............................       --      --         1     100

    Total nonoperating income (expense).        82    (  6)     130      41

Income from Continuing Operations before
  Income Taxes..........................     1,523     863    4,150   1,859

Income Tax Provision (Note 2)...........       --      --       --      --

Income from Continuing Operations.......     1,523     863    4,150   1,859

Income from Discontinued Operations
  (Note 6 and 7)........................       --      --     1,250   2,500

Net Income..............................   $ 1,523 $   863  $ 5,400 $ 4,359

Average Common Shares Outstanding (Note 5)   7,544   7,542    7,543   7,542

Income Per Share from Continuing
   Operations.............................   $0.20   $0.11    $0.55   $0.25

Income Per Share from Discontinued
   Operations.............................   $0.00   $0.00    $0.16   $0.33

Net Income Per Share......................   $0.20   $0.11    $0.71   $0.58

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   Sept 30   Dec. 31
                                                    1994      1993
                           ASSETS                   (In Thousands)
Current Assets
  Cash and temporary cash investments...........   $ 4,702  $ 4,708
  Accounts receivable, less allowance for doubt-
     ful accounts of $456 and $358 respectively.     9,363    6,731
  Insurance refund receivable...................       179      574
  Parts and supplies............................       352      380
  Prepayments...................................       339      249
     Total current assets.......................    14,935   12,642
Operating Property, at Cost
  Revenue equipment.............................    15,640   14,775
  Land..........................................     2,761    1,500
  Structures and improvements...................     6,507    3,913
  Other operating property......................     3,938    3,705
                                                    28,846   23,893
     Less accumulated depreciation..............   (14,664) (13,353)
       Net property & equipment.................    14,182   10,540
Long-Term Obligation Receivable.................     1,202    1,180
Other Assets....................................       111      122
Discontinued Operations (Note 6 and 7)..........       --       --
                                                   $30,430  $24,484

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt..........   $   --   $   --
  Accounts payable..............................       871    1,187
  Accrued payroll and fringes...................     6,088    3,934
  Claims and insurance accruals.................       222      142
  Income tax payable............................      (114)     --
  Other accrued expenses........................       424      303
     Total current liabilities..................     7,491    5,566

Long-Term Debt, Net of Current Maturities.......       470    1,860

Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --       --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,545,870
    shares (Note 5).............................        75       75
  Paid-in capital (Note 5)......................     5,329    5,319
  Retained earnings.............................    17,064   11,664
     Total shareholders' equity.................    22,469   17,058
                                                   $30,430  $24,484

         The accompanying notes to consolidated financial statements are an integral part of this statement.

                        ANUHCO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Year-To-Date
                                                     Through
                                                  Third Quarter
                                                  1994     1993
                                                 (In Thousands)
Cash Flows From Operating Activities -
  Net income..................................  $ 5,400  $ 4,359

  Adjustments to reconcile net income to net cash generated in operating activities -

    Gain on sale of assets....................   (   43)     --
    Depreciation and amortization.............    1,727    1,496
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities...................   (  409)  (  196)
    Effect of discontinued operations (Note 6)   (1,250)  (2,500)

         Total adjustments....................       68   (1,200)

Net Cash Generated............................    5,468    3,159

Cash Flows from Investing Activities -

  Proceeds from discontinued operations
    (Note 6)..................................    1,250    2,500

  Purchase of operating property..............   (5,334)  (2,295)

Cash Flows from Financing Activities -

  Repayment of Debt...........................   (1,390)  (1,766)

Net Increase (Decrease) In Cash and
  temporary cash investments..................   (    6)   1,598

Cash and Temporary Cash Investments at
  beginning of period.........................    4,708    1,230

Cash and Temporary Cash Investments
  at end of period............................  $ 4,702  $ 2,828

Cash Paid During the Period for:
  Interest....................................  $   107  $   161
  Income Tax..................................       47       36

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                    ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       For the Periods Ended September 30
                                                             Year-To-Date
                                                               Through
                                           Third Quarter     Third Quarter
                                           1994    1993      1994    1993
                                                   (In Thousands)
Common Stock -

  Balance at beginning of period......   $    75  $    75  $    75  $ 5,394

  Effect of the change in par value
    (Note 5)..........................       --       --       --    (5,319)

  Balance at end of period............   $    75  $    75  $    75  $    75



Paid-in Capital -

  Balance at beginning of period......   $ 5,322  $ 5,319  $ 5,319  $   --

  Issuance of common shares under the
    Incentive Stock Plan..............         7      --        10      --

  Effect of the change in par value
     (Note 5).........................       --       --       --     5,319

  Balance at end of period............   $ 5,329  $ 5,319  $ 5,329  $ 5,319



Retained Earnings -

  Balance at beginning of period......   $15,541  $ 8,724  $11,664  $ 5,228

  Income from continuing operations...     1,523      863    4,150    1,859

  Income from discontinued operations
     (Note 6).........................       --       --     1,250    2,500

  Balance at end of period............   $17,064  $ 9,587  $17,064  $ 9,587

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

2.   Income Taxes

  In 1993, the Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 permits the recognition of deferred tax assets, net of applicable reserve, related to net operating loss ("NOL") carryforwards and certain temporary differences. Although the Company has NOL carryforwards and temporary differences in excess of $32 million, no asset recognition is provided in these consolidated financial statements, as the realization of such an asset is not reasonably assured as of September 30, 1994. Such an asset may be recognized in future periods based upon the facts and circumstances at that time (See Note 7 Subsequent Event).

3.   Profit Sharing

  In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage") approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50 percent of income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15 percent reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect at least through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between Crouse Cartage and its union employees, whichever is the later. The accompanying consolidated balance sheet for the period ended September 30, 1994 includes an accrual for profit sharing costs of $1,700,133. The accompanying consolidated statements of income includes profit sharing costs of $1,700,133 and $4,572,136 for the third quarter and year to date, respectively.

4.   Revolving Credit Agreement

  In September 1988, Crouse Cartage entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the sum of 80 percent of the net depreciated value of Crouse Cartage's revenue equipment. In June, 1994 the term of this agreement was extended to June 30, 1996. There was no outstanding balance on this revolving line of credit at September 30, 1994.

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

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 7,543,631 and 7,543,217 for the quarter and year to date for the periods ending September 30, 1994 and 7,542,470 for the quarter and year to date periods ending September 30, 1993.

6.   Discontinued Operations

  Under the provisions of a Joint Plan of Reorganization (the "Joint Plan"), American Freight System, Inc. ("AFS") is responsible for the continued resolution of pre-July 11, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed and sufficient cash is available, distributions to the creditors and Anuhco will occur.

  On April 29, 1994, AFS made an interim distribution under the Joint Plan of 5% of each allowed unsecured claim. Anuhco's participation in this distribution was $1.25 million.

  To date AFS has achieved more favorable results than were assumed in the March 21, 1991 disclosure statement relating to the Joint Plan. Such results are due to favorable (i) settlements of certain claims, (ii) court decisions and (iii) asset realizations. Total distributions to Anuhco (including the $7.25 million previously distributed during 1992, 1993 and 1994) are projected to exceed $10 million, excluding any proceeds from a judgment against Westinghouse Electric Corporation ("WEC") (See Note 7 Subsequent Event). Due to the number and value of claims to be resolved and assets to be converted to cash, the timing and amount of additional interim distributions and the timing of the final distribution have not been determined.

7.   Subsequent Event

  On November 3, 1994, the Company reported the collection of a judgment against WEC. As a result of such collection and its impact on AFS net assets, including certain tax attributes, the Company expects to record as income a total of $50 to $53 million, or $6.50 to $7.00 per share, during the fourth quarter of 1994.

  On February 23, 1993 a judgment in favor of Anuhco and AFS was entered in the Circuit Court of Jackson County, Missouri, against WEC for failure to provide financing pursuant to a loan commitment issued by WEC on June 3, 1988. The judgment awarded $70 million in actual damages and, by state statute, accrued 9% simple interest from the date of such judgment. WEC filed motions with the Circuit Court to have this judgment set aside or to have a new trial granted, but such motions were overruled on April 8, 1993. WEC filed an appeal of this judgment to the Missouri Court of Appeals, Western District, in April, 1993. The Court of Appeals unanimously denied this motion on July 12, 1994. Subsequently, WEC motions for rehearing before the Missouri Court of Appeals and, in the alternative, a motion for transfer to the Missouri Supreme Court were denied. On September 13, 1994 WEC filed an application with the Missouri Supreme Court for transfer of the case to such court. That application for transfer was denied on October 25, 1994.

  With the collection of this judgment from WEC, AFS has declared a distribution under the Joint Plan which will result in the full payment of all its resolved claims and liabilities, and a transfer of $7.5 million to Anuhco on or about November 11, 1994. A review of the AFS reserves for its unresolved claims and liabilities has been undertaken to determine the amount and timing of additional cash to be transferred to Anuhco.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS


First Nine Months of 1994 Compared to First Nine Months of 1993

  A comparative summary of consolidated operating expenses as a percent of consolidated operating revenue for the nine months ended September 30, 1994 and 1993 is:

                                       Percent of Operating Revenue
                                       Three  Quarters   Increase
                                        1994    1993    (Decrease)
Salaries, wages and employee benefits.  54.0%   54.7%      (0.7)%

Operating supplies and expenses.......  11.2    11.9       (0.7)

Operating taxes and licenses..........   2.7     2.7         -

Insurance and claims..................   2.3     2.3         -

Depreciation..........................   2.4     2.6       ( .2)

Purchased transportation..............  21.8    22.6       (0.8)

  Total operating expenses............  94.4%   96.8%      (2.4)%

  During the first three quarters of 1994 consolidated operating revenue and performance were favorably effected by continued regional economic recovery, a teamsters union strike, January 1, 1994 rate increases and the closing of a regional carrier within the Company's operating area as compared to the first three quarters of 1993. Total tonnage of year to date shipments increased 16.8% to 653,901 tons; on an increase of 25.0% in tonnage of shipments of less than 10,000 pounds and an increase of 10.7% in tonnage of shipments 10,000 pounds and over. For shipments of less than 10,000 pounds average revenue per shipment increased 5.8% to $102.10 and average weight of shipments increased 3.5% to 1,068 pounds. For shipments of 10,000 pounds and over, average revenue per shipment increased 1.3% to $637.69 and average weight of shipments decreased 4.6% to 29,433 pounds.

Third Quarter 1994 Compared to Third Quarter 1993

  A comparative summary of consolidated operating expenses as a percent of consolidated operating revenue for the third quarter ended September 30, 1994 and 1993 is:
                                         Percent of Operating Revenue
                                         Third  Quarter     Increase
                                          1994    1993     (Decrease)
Salaries, wages and employee benefits.    54.0%   54.8%     (0.8)%

Operating supplies and expenses.......    11.4    11.0       0.4

Operating taxes and licenses..........     2.5     2.6      (0.1)

Insurance and claims..................     2.2     2.4      (0.2)

Depreciation..........................     2.5     2.6      (0.1)

Purchased transportation..............    21.6    22.3      (0.7)%

  Total operating expenses............    94.2%   95.7%     (1.5)%

  Anuhco's third quarter 1994 consolidated operating revenue and performance were favorably effected by continued economic recovery and the closing of a regional carrier within the Company's operating area, as compared to the third quarter 1993. Total tonnage of third quarter shipments increased 17.2% to 228,198 tons; on an increase of 25.2% in tonnage of shipments of less than 10,000 pounds and an increase of 11.3% in tonnage of shipments 10,000 pounds and over. For shipments of less than 10,000 pounds average revenue per shipment increased 4.9% to $101.37 and average weight of shipments increased 2.8% to 1,062 pounds. For shipments of 10,000 pounds and over, average revenue per shipment increased 0.7% to $628.09 and average weight of shipments decreased 5.8% to 29,009 pounds.


                            FINANCIAL CONDITION

  The Company's financial condition was strengthened during the first three quarters of 1994. Shareholders' equity increased by $5.4 million as a result of $4.2 million net income from continuing operations and a $1.2 million distribution from discontinued operations (See Note 7 Subsequent Event).
Loan payments from working capital and distributions from discontinued operations reduced the Company's long-term debt net of current maturities, by
$1.4    million from December 31, 1993.  In addition, Crouse Cartage closed on various purchases of operating property for $5.3 million, paid from working capital.

Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits

        20(a) - Report to Shareholders for the Third Quarter, 1994, dated November 11, 1994, included herewith.

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


                                            Anuhco, Inc.
                                            Registrant




                                   By: /S/ John P. Bigger
                                      John P. Bigger, President,
                                      Chief Executive Officer, and
                                      Chief Financial Officer




Date:  November 11, 1994

                                                         Exhibit 20(a)
                            ANUHCO, INC.
                        REPORT TO SHAREHOLDERS
                          THIRD QUARTER 1994

     We are pleased to report good news for the third quarter and even better news for the fourth quarter. In the third quarter, Crouse Cartage Company, our operating subsidiary, realized record revenues and earnings. In the fourth quarter the previously reported judgment against Westinghouse Electric Corporation ("WEC") was collected. As a result of such collection and its impact on the net assets of its subsidiary, American Freight System, Inc. ("AFS"), Anuhco expects to record as income a total of $50 to $53 million, or $6.50 to $7.00 per share, during the fourth quarter. This, of course, will result in record net income for the fourth quarter and for the year.

     Third quarter 1994 consolidated net income from continuing operations was $1.5 million or $0.20 per share on revenue of $24.9 million, as compared with third quarter 1993 consolidated net income from continuing operations of $0.9 million or $0.11 per share on revenue of $19.8 million. No income from discontinued operations is included in consolidated net income for the third quarter of 1994 or 1993.

     Crouse Cartage, Anuhco's general commodities motor carrier, had operating income of $1.7 million on revenues of $24.9 million for the third quarter 1994; as compared to operating income of $1.0 million on revenues of $19.8 million for the third quarter 1993. This increase reflects the closing of a regional carrier within Crouse's operating territory, a continued improvement in the economy and the impact of the teamsters union strike against certain competitors.

     Following the collection of the judgment against WEC, AFS declared a distribution under the 1991 Reorganization Plan which will result in full payment of its resolved claims and liabilities and a transfer of $7.5 million in cash to Anuhco, on or about November 11, 1994. A review to determine the appropriate reserves for AFS' future expenses and unresolved claims and liabilities has been undertaken to determine how much additional cash is to be transferred to Anuhco before the end of the fourth quarter.

     The planned recording of the $50 to $53 million of income will include the above $7.5 million of cash, the receipt of any additional cash from AFS in the fourth quarter, the value of other assets remaining in AFS and; for the first time, the estimated value of income tax net operating loss carryovers and other recent developments, including favorable claims settlements.

     The judgment against WEC was entered in favor of Anuhco and AFS in the Circuit Court of Jackson County, Missouri on February 23, 1993 as a result of WEC's credit unit's failure to provide financing pursuant to a loan commitment issued to Anuhco on June 3, 1988. The judgment of $70 million was appealed by WEC and was affirmed by the Missouri Court of Appeals, Western District, in a July 12, 1994 opinion; and on August 30, 1994 this court overruled WEC's motion for a rehearing before the entire Missouri Court of Appeals and denied a motion that it transfer the case to the Missouri Supreme Court. The Missouri Supreme Court denied WEC's application for transfer of the case to the Missouri Supreme Court on October 25, 1994 and WEC subsequently paid the judgment, plus interest and court costs. This long saga has ended and it is now in order for we shareholders to celebrate the victory.

/s/ John P. Bigger              /s/ Roy R. Laborde
John P. Bigger,                  Roy R. Laborde,
President & CEO                  Chairman

November 11, 1994

                                                        Exhibit 20(a)

                             ANUHCO, INC.

                UNAUDITED SUMMARY FINANCIAL STATEMENTS
                 (in thousands, except per share data)

                   CONSOLIDATED STATEMENTS OF INCOME

                      Periods Ended September 30

                                    Third  Quarter      Year to Date
                                     1994     1993     1994     1993
Operating Revenue................. $24,913  $19,816   $71,271  $56,717
Operating Income..................   1,441      869     4,020    1,818
Net Income -
  Continuing Operations...........   1,523      863     4,150    1,859
  Discontinued Operations.........    -0-      -0-      1,250    2,500
    Total......................... $ 1,523  $   863   $ 5,400  $ 4,359

Income Per Share -
  Continuing Operations........... $0.20    $0.11     $0.55    $0.25
  Discontinued Operations.........  0.00     0.00      0.16     0.33
    Total......................... $0.20    $0.11     $0.71    $0.58

Average Common Shares Outstanding. 7,544    7,542     7,543    7,542



                      CONSOLIDATED BALANCE SHEETS

                                        09/30/94  12/31/93

               ASSETS

Current Assets....................      $14,935   $12,642
Operating Property (net)..........       14,182    10,540
Other Assets......................        1,313     1,302
                                        $30,430   $24,484


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities...............      $ 7,491   $ 5,566
Long-Term Debt....................          470     1,860
Shareholders' Equity..............       22,469    17,058
                                        $30,430   $24,484