Form 10-K
period 1994-12-31
ANUHCO INC
filed 1995-03-10
CIK 719271

FORM 10-K


                    SECURITIES AND EXCHANGE COMMISSION


                         Washington, D. C.  20549



            Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



                   For the Year Ended December 31, 1994


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

            Title of Each Class                   Name of Each Exchange
         Anuhco, Inc. Common Stock,                on Which Registered
par value $0.01 per share, 7,553,920 shares
    outstanding, as of February 22, 1995         American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x . No.___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of Anuhco, Inc. as of February 22, 1995, was $69,615,000 based on the last trade on the American Stock Exchange on that date.

                               ANUHCO, INC.
                              1994 FORM 10-K
                             TABLE OF CONTENTS

                                                                Page
                                  PART I
Item  1.  Business............................................    3
Item  2.  Properties..........................................    8
Item  3.  Legal Proceedings...................................    8
Item  4.  Submission of Matters to a Vote of Security Holders.    9
          Executive Officers of Registrant....................    9


                                 PART II
Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters............................   10
Item  6.  Selected Financial Data.............................   11
Item  7.  Management's Discussion and Analysis of Financial
               Conditions and Results of Operation............   12
Item  8.  Financial Statements and Supplementary Data.........   15
Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............   29


                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..   29
Item 11.  Executive Compensation..............................   29
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management..........................   29
Item 13.  Certain Relationships and Related Transactions......   30


                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules,
               and Reports....................................   30

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

                          Crouse Cartage Company

     The following table sets forth certain financial and operating data with respect to Crouse Cartage prior to the effects of acquisition related adjustments for the years 1994 through 1991.

                                          1994      1993      1992    1991
Revenue (000's).......................  $95,772   $76,888   $71,266  $63,449
Operating Income (000's)..............    5,803     3,206     2,980    2,511
Operating Ratio (Note 1)..............    93.9%     95.8%     95.8%    96.0%
Number of shipments (000's) -
     Less-than-truckload (Note 2).....      744       620       583      515
     Truckload........................       33        28        28       28
Revenue per hundredweight -
     Less-than-truckload..............  $  9.52   $  9.36   $  9.30  $  9.52
     Truckload........................     2.19   $  2.06   $  2.04  $  2.00
Tonnage (000's) -
     Less-than-truckload..............      398       321       292      246
     Truckload........................      479       433       434      447
Intercity miles operated (000's)......   36,720    32,139    31,110   28,289
At year end, number of -
     Terminals (Note 3)...............       53        48        44       42
     Tractors and trucks..............      504       483       426      363
     Trailers.........................      948       869       841      776
     Employees........................      965       806       769      740

Notes:
     (1) Operating ratio is the percent of operating expenses to operating revenue.
     (2) Less-than-truckload refers to shipments weighing less than 10,000 pounds.
     (3) Includes company-owned, company leased, agent and other operating locations.

     Crouse Cartage, an Iowa Corporation headquartered in Carroll, Iowa, is engaged in the transportation of general commodities which include all types of freight other than personal household goods, commodities of exceptionally high value, explosives and commodities in bulk or requiring special equipment. During 1994, LTL shipments (less than 10,000 pounds) comprised 78% of revenue and truckload shipments (10,000 pounds or greater) comprised 22% of revenue. Crouse Cartage is an LTL regular route common carrier with LTL service in the 10 states of Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, South Dakota, Wisconsin, Kansas and Michigan. Crouse Cartage also has a truckload general commodities and special commodities division which operates in all 48 contiguous states. More than 95% of Crouse Cartage's business originates or terminates within 400 miles of its headquarters. Crouse Cartage with over 12,000 customers has a broad customer base, with no one customer comprising 5% of its total revenue.

     LTL shipments must be handled rapidly and carefully in several coordinated stages. Shipments are first picked up from customers by local drivers operating from the Crouse Cartage network of 53 service locations, each of which services a particular territory. The freight is then transported to a terminal, loaded into intercity trailers, carried by linehaul drivers to the terminal which services the delivery area, transferred to trucks or trailers and then delivered to the consignee by local drivers. Much of Crouse Cartage's LTL freight is handled and/or transferred through one of three centrally located "break bulk" terminals between the origin and destination service areas. Competition for LTL freight is primarily based upon service and freight rates. LTL operations require substantial equipment capabilities and an extensive network of terminal facilities. Accordingly, LTL operations, compared to truckload shipments and operations, command higher rates per weight shipped and have tended historically to be less vulnerable to competition from other forms of transportation such as railroads. Crouse Cartage's concentrated and efficient operations typically allow it to provide overnight service (delivery on the day after pickup) on over 90% of the LTL freight it handles; providing Crouse Cartage with a competitive advantage and the ability to maintain compensatory rates.

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

     Because most risks are largely self-insured, Crouse Cartage's insurance costs are primarily a function of the success of its safety programs and less subject to the large increases in insurance premiums experienced in recent years by the motor carrier industry. Crouse Cartage conducts a comprehensive safety program to meet its specific needs. Crouse Cartage's drivers have good driving records and have won the Iowa State Truck Driving Championship 14 times in the past 16 years. Auto liability and workers' compensation claims consistently are below industry average in number of claims and amounts paid for such claims (approximately 2.3% of revenue in 1994).

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

     During 1994, the United States Congress passed legislation which generally eliminated the requirements for obtaining or maintaining "intrastate" operating authority effective January 1, 1995. This deregulation will not materially affect the financial position or results of operations of the Company.

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

                                 Employees

     Crouse Cartage employs approximately 965 persons, of whom approximately 796 are drivers, mechanics, dockworkers or terminal office clerks. The remainder are engaged in managerial, sales and administrative functions. Labor costs represent the largest single component of Crouse Cartage's operating expenses, totaling 53.8% of consolidated revenue for 1994. In the opinion of its management, Crouse Cartage has a good working relationship with its employees.

     Approximately 70% of Crouse Cartage employees, including primarily drivers, dockworkers and mechanics, are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union"). Crouse Cartage and the Teamsters Union are parties to the National Master Freight Agreement ("NMFA") which expires on March 31, 1998. As an employer signatory to the agreement, Crouse Cartage must contribute to certain pension plans established for the benefit of employees belonging to the Teamsters Union.

     Under provisions of the NMFA, Crouse Cartage has maintained a profit sharing program for all employees since 1988 ("Profit Sharing"). In 1994 the Profit Sharing was extended for at least another four years after 87% of the union employees and 91% of its non-union employees voted for such extension. Profit Sharing is structured to allow all Crouse Cartage employees to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains and losses on the sale of assets) in return for a 15% reduction in wages. Profit Sharing distributions, made quarterly, totalled $6.0 million in 1994.


                       American Freight System, Inc.

     American Freight System, Inc. ("AFS") is treated as a discontinued operation of Anuhco. The primary obligation of AFS is to administer the provisions of a Joint Plan of Reorganization ("Joint Plan"). After discharge from bankruptcy in 1991, AFS is under the control of a reconstituted AFS Board of Directors, which currently consists of two individuals who formerly served on creditors' committees, and two additional persons selected by Anuhco. AFS is to sell its remaining non-cash assets and distribute its assets as provided in the Joint Plan. AFS is to resolve creditor claims against the estates and make distributions to holders of allowed claims as cash is available. The Joint Plan also provides for certain distributions from AFS to Anuhco as unsecured creditor distributions occur in excess of 50% of allowed claims, as shown in the following table:

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

     Anuhco and unsecured creditors have received distributions from AFS during 1992, 1993 and 1994 as follows:

                               Cumulative Unsecured    Cumulative Anuhco
            Date              Creditor Distribution %    Participation
     February 18, 1992                60%              $ 1.00 Million
     September 11, 1992               80%                2.25 Million
     April 15, 1993                   90%                4.75 Million
     October 13, 1993                 95%                6.00 Million
     April 29, 1994                  100%                7.25 Million
     November 16, 1994               130%               14.75 Million

     In addition, AFS paid a dividend of $25 million to Anuhco on December 28, 1994. Such payment represents a portion of the benefit Anuhco recognized as Income from Discontinued Operations in December, 1994 as a result of its ownership of AFS capital stock.

     AFS had net assets of $21.1 million as of December 31, 1994. Such net assets were recognized by Anuhco as income from discontinued operations during December, 1994. The liquidation of the remaining assets and settlement of the liabilities is anticipated to be substantially completed during 1995. See Note 8 to the consolidated financial statements - AFS Net Assets - for further discussion.

Item 2.   Properties.

     Anuhco owns property through Crouse Cartage which operates a modern intercity fleet and maintains a network of terminals to support the intercity movement of freight. Crouse Cartage owns most of its fleet but leases some equipment from owner-operators to supplement the owned equipment and to provide flexibility in meeting seasonal and cyclical business fluctuations.

     As of December 31, 1994 Crouse Cartage owned 470 tractors and 34 trucks. During 1994 Crouse Cartage leased 182 tractors and 33 flatbed trailers from owner-operators. On December 31, 1994, it also owned 257 temperature controlled trailers, 691 volume vans (including 245 53-foot high-cube van trailers), and 28 flatbed trailers.

     The table below sets forth the number of operating locations at year end for the last four years:

                              1994    1993    1992    1991
     Owned terminals.......    26      10       9       9
     Leased terminals......     8      19      19      20
     Agency terminals......    19      19      16      13
          Total............    53      48      44      42

     Effective January 1, 1994, Crouse Cartage exercised its purchase options under certain operating leases to purchase eleven (11) of the "Leased Terminals", above.

     The depreciated net book value of Crouse Cartage's property and equipment at December 31, 1994 was:

                                        Amount
                                    (In Thousands)
     Description
     Land.........................    $ 2,761
     Structures and improvements..      6,107
     Revenue equipment............      4,671
     Other operating property.....        878
     Construction in progress.....        -
          Total...................    $14,417

Item 3.   Legal Proceedings.
     On February 5, 1991, AFS (including certain subsidiaries subsequently merged with AFS) and its parent filed a Joint Plan of Reorganization ("Joint Plan") and a related Disclosure Statement with the United States Bankruptcy Court, District of Kansas, Topeka Division ("Bankruptcy Court"). After approval by each class of creditors entitled to vote and the equity security holders, on June 10, 1991, following a confirmation hearing, the Bankruptcy Court confirmed the Joint Plan with an Effective Date of July 11, 1991. The Joint Plan provided for the reorganization of the Company with $3.8 million in cash, no debt and the expressed intent of acquiring one or more operating companies; and the administration of the Joint Plan by AFS. (See Item 1, American Freight System, Inc. for further discussion.)

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

     Anuhco's subsidiaries are parties to routine litigation, other than litigation being conducted pursuant to the Joint Plan, primarily involving claims for personal injury and property damage incurred in the transportation of freight and the collection of receivables. Anuhco and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders during the fourth quarter of 1994.

     Included herein, pursuant to General Instruction G, is the information regarding executive officers required by Item 401 (b) and (e) of Regulation S-K, as of March 31, 1995.

                            Executive Officers
        Name                Age                     Position
John P. Bigger              60        President and Chief Executive Officer;
                                      Treasurer and Chief Financial Officer
Lawrence D. Crouse          54        Vice President and Director
Barbara J. Wackly           53        Corporate Secretary

     John P. Bigger, a member of the Company's Board from July 19, 1988 to March 22, 1991, has been President and Chief Executive Officer of the Company since September 23, 1988. On July 8, 1991 he was elected to the additional office of Treasurer and designated as Chief Financial Officer. He previously served as Executive Vice President, Senior Vice President-Administration and Corporate Secretary, and Vice President-Administration of ACI at various times from 1982. From 1978 to 1982, he held positions as Vice President-Administration of AFS and Assistant to the Chairman of AFS. From 1972 to 1978 he was Dean of Admissions and Registrar of Georgia State University and from 1960 through 1969 was employed by Arthur Andersen & Co. in their consulting division. Mr. Bigger has sole voting and investment power with respect to 14,863 shares of Anuhco Common Stock.

     Lawrence D. ("Larry") Crouse has been a member of the Company's Board and Vice President of the Company since September 5, 1991. He has served as Chairman and Chief Executive Officer of CC Investment Corporation (former parent of Crouse Cartage and now a subsidiary of Anuhco) since 1987 and has been Chief Executive Officer of Crouse Cartage since 1987. He has been owner and President of K. P. Enterprises, a personal investment and holding company since 1966. One of the principal assets of K. P. Enterprises was a truckload common carrier doing business as Corrugated Carriers, which ceased operations in March, 1995. Mr. Crouse has sole voting and investment power with respect to 168,036 shares of Anuhco Common Stock.

     Barbara J. Wackly has been Corporate Secretary of Anuhco since November, 1988. From 1988 to 1992 she served as Vice President of ACI Services, Inc., a wholly-owned subsidiary of the Company. From 1983 to 1988 she was the Executive Assistant to the Chairman of the Board. Ms. Wackly has sole voting and investment power with respect to 773 shares of Anuhco Common Stock.

                                  PART II

Item 5.   Market for Registrant's Common Equity and
          Related Shareholder Matters.

(a)  Market Information.

     Anuhco's Common Stock is and has been traded on the American Stock Exchange under the symbol ANU since its listing on June 21, 1993. From November 12, 1991 to June 21, 1993 Anuhco's Common Stock was traded over-the-counter under the symbol ANUH on the Nasdaq Small-Cap Market. The following table shows the sales price information for each full quarterly period after June 30, 1993, and the bid prices for each full quarterly period from January 1, 1993 through June 30, 1993.

       1994                                      High      Low
     Fourth Quarter.......................     $11 7/8  $ 8 1/4
     Third Quarter........................      10 1/8    6
     Second Quarter.......................       6 7/8    5 1/8
     First Quarter........................       5 7/8    4 3/4


       1993                                      High      Low
     Fourth Quarter.......................     $ 5 1/8  $ 3 7/8
     Third Quarter........................       4 11/16  4
     Second Quarter.......................       5 3/16   3 13/16
     First Quarter........................       5        2 1/2

(b)  Holders.

                                               Number of Holders of Record
          Title of Class                           at December 31, 1994
     Common Stock, par value
      $0.01 per share                                    7,360

(c)  Dividends.

     No cash dividends were paid during 1994 or 1993 on Anuhco's Common Stock. Anuhco currently intends to retain earnings to finance expansion and does not anticipate paying cash dividends on its Common Stock in the near future. Anuhco's future policy with respect to the payment of cash dividends will depend on several factors including, among others, any acquisitions, earnings, capital requirements and financial and operating conditions.

Item 6.   Selected Financial Data.

                                        1994     1993     1992      1991
                                      (In Thousands, Except Per Share Data)
Operating Revenue.................... $ 95,772 $ 76,888 $ 71,266  $ 21,853
Income from Continuing Operations.... $  5,495 $  2,673 $  2,296  $    682
Income from Discontinued Operations.. $ 54,845 $  3,750 $  2,250  $ 41,323
Net Income........................... $ 60,340 $  6,423 $  4,546  $ 42,005
Net Income per Share -
    Continuing Operations............ $   0.73 $   0.35 $   0.30  $   0.09
    Discontinued Operations1......... $   7.27 $   0.50 $   0.30  $   5.57
    Total............................ $   8.00 $   0.85 $   0.60  $   5.66
Total Assets......................... $ 84,772 $ 24,484 $ 19,388  $ 18,205
Long-Term Debt2...................... $   -    $  1,860 $  3,927  $  6,912
Cash Dividends per Common Share...... $   -    $   -    $   -     $   -

1  See Note 8 of the Notes to Consolidated Financial Statements.
2 Including current maturities of $0 for 1994 and 1993, $297,000 for 1992 and $315,000 for 1991 (See Note 4 of the Notes to Consolidated Financial Statements).

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

   The following table sets forth the percentage relationship of revenue and expense items to operating revenue for the registrant for the years ended December 31:

                                         Percent of Operating Revenue
                                             1994    1993    1992
Operating Revenue.........................  100.0%  100.0%  100.0%
Operating Expenses -
     Salaries, wages & employee benefits..    54.0   54.4    54.2
     Operating supplies and expenses......    11.4   12.1    12.4
     Operating taxes and licenses.........     2.7    2.8     2.7
     Insurance and claims.................     2.3    2.1     2.0
     Depreciation.........................     2.4    2.6     2.6
     Purchased transportation and rents...    21.8   22.7    22.6
     Total operating expenses.............    94.6   96.7    96.5
Operating Income..........................     5.4    3.3     3.5
Non-Operating Income (Expense), net.......     0.3    0.2    (0.3)
Income from Continuing Operations
     before Income Taxes..................     5.7    3.5     3.2
Income Tax Provision......................     0.0    0.0     0.0
Income from Continuing Operations.........     5.7%   3.5%    3.2%

                           RESULTS OF OPERATIONS

     Anuhco, through its subsidiary Crouse Cartage, was able to continue its growth in total revenue and number of LTL shipments in 1994 and to increase its truckload shipments. As a result of a strong economy during 1994, as well as the effects of the teamsters union strike against certain competitors, and the closing of a regional carrier's operations within the Company's operating area, the Company's revenue surged nearly 25%. Although operating expenses were also on the rise, due to increased efficiency of both personnel and equipment, that increase was only 22% over 1993. The net impact on the Company was an increase of operating profitability of approximately 63% for the year. In 1994 total tonnage of shipments increased by 16.4% over 1993; with LTL tonnage increasing 24.1% and truckload tonnage increasing by 10.7%. Primarily as a result of holding a portion of the January, 1994 rate increases against ever present competition and rate discounting, revenue per hundredweight increased 1.7% and 6.4% for LTL and truckload shipments, respectively.

     The Company was able to continue its growth in total revenue and number of LTL shipments in 1993. In 1993 total tonnage of shipments increased by 3.8% over 1992; with LTL tonnage increasing 9.7% and truckload tonnage decreasing by 0.3%. The decrease in truckload tonnage resulted in a 0.1% increase in truckload revenue per hundredweight due to the retention of more profitable traffic. In spite of a January 1993 rate increase, LTL revenue per hundredweight only increased 0.1% due to the continued effects of rate discounting.

     The 1992 total tonnage of shipments increased by 4.9.% over 1991; with LTL tonnage increasing 19.0% and truckload tonnage decreasing by 2.8%. The decrease in truckload tonnage resulted in a 3.7% increase in truckload revenue per hundredweight due to the retention of more profitable traffic.
In spite of a 3.0% rate increase, LTL revenue per hundredweight decreased 2.3% largely as a result of industry freight rate discounting; fueled by the continued softness of the economy and excess capacity in the motor carrier industry. Led by a 1.3% increase in salaries and wages in 1992 under the labor contract effective April 1, 1991, and with a 3.9% increase in number of employees, operating expenses increased 12.1% over 1991, while revenue increased by 12.3%; resulting in a 22.3% increase in Anuhco's operating income.

     As a result of inflationary cost increases and in anticipation of labor and other cost increases in 1995, freight rate increases were made effective January 1, 1995 which could favorably impact revenues, if the economy improves and industry wide discounting does not accelerate. Indications are that expenses will increase generally in line with changes in revenues and the general rate of inflation experienced in 1994.

                            FINANCIAL CONDITION

     Anuhco continued to strengthen its financial position during 1994 and 1993. At the beginning of 1993 assets totaled $19.4 million while shareholders' equity amounted to $10.6 million. By the end of 1994 total assets had increased to $84.8 million and shareholders' equity had increased to $77.4 million. During this period long-term debt of $3.9 million was eliminated, while the Company's cash position increased from $1.2 million to $38.3 million. Major factors contributing to these improvements were successful operations creating $5.5 million and $2.7 million of net income and discontinued operations which generated $54.8 million and $3.8 million of net income for 1994 and 1993, respectively. The large income from discontinued operations relates to the collection of a judgment against Westinghouse Electric Corporation (see footnote 8 to the consolidated financial statements). The increased capital is being utilized to further upgrade the company's equipment, for additions and enhancement of terminal facilities, and may be utilized for acquisition(s) should a viable candidate(s) become available. Capital expenditures totaled $6.1 million and $2.7 million in 1994 and 1993, respectively.

     Anuhco expects available cash and cash generated from 1995 operations to be sufficient to fund its operations and to meet other cash needs for 1995. Should additional cash be required, Crouse Cartage has a $2.5 million secured revolving credit agreement with Bankers Trust Company of Des Moines, Iowa, with no balance outstanding on December 31, 1994, which is available to meet short term operational needs and long-term requirements.

     At December 31, 1994, Crouse Cartage owns  or leases    parcels of real
property which are utilized in their operations. Because many of these facilities maintain underground or other fuel storage tanks, some ongoing environmental liability exists; however, management is not aware of any material contamination.

     AFS is accounted for as a discontinued operation in these financial statements. The net assets, including administrative costs, are recorded on the financial statements of Anuhco as a current asset, as management expects to complete the liquidation of the net assets during 1995.

Item 8.   Financial Statements and Supplementary Data

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Anuhco, Inc.:

We have audited the accompanying consolidated balance sheet of Anuhco, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anuhco, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic
financial statements taken as a whole.   Schedule II is presented for the
purpose of complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Kansas City, Missouri
February 16, 1995

                      ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                    In Thousands, Except Share Amounts
                                                   December 31  December 31
                                                       1994         1993
                                  ASSETS
Current Assets
    Cash and temporary cash investments............   $38,258    $ 4,708
    Accounts receivable, less allowance for doubt-
     ful accounts of $412 and $358, respectively...     8,675      6,731
    Insurance refund receivable....................       329        574
    Parts and supplies.............................       365        380
    Prepayments and other..........................       289        249
    AFS net assets (Note 8)........................    21,095       --
        Total current assets.......................    69,011     12,642
Operating Property, at Cost
    Revenue equipment..............................    15,939     14,775
    Land...........................................     2,761      1,500
    Structures and improvements....................     6,859      3,913
    Other operating property.......................     4,097      3,705
                                                       29,656     23,893
      Less Accumulated Depreciation................   (15,239)   (13,353)
          Net operating property...................    14,417     10,540
Other Assets.......................................     1,344      1,302
                                                      $84,772    $24,484

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable...............................   $   906    $ 1,187
    Accrued payroll and fringes....................     5,775      3,934
    Claims and insurance accruals..................       247        142
    Income tax payable (Note 6)....................       --         --
    Other accrued expenses.........................       425        303
        Total current liabilities..................     7,353      5,566
Long-Term Debt to Related Parties, net of current
    maturities (Note 4)............................       --       1,860
Commitments (Note 7)...............................       --         --
Shareholders' Equity (Notes 1 and 5)
    Preferred stock $0.01 par value, authorized
      1,000,000 shares, none outstanding...........       --         --
    Common stock $0.01 par value, authorized
      13,000,000 shares, outstanding 7,552,920
      shares.......................................        76         75
    Paid-in capital................................     5,339      5,319
    Retained earnings..............................    72,004     11,664
        Total shareholders' equity.................    77,419     17,058
                                                      $84,772    $24,484

        The accompanying notes to consolidated financial statements are an integral part of this statement.

                       ANUHCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  In Thousands, Except Per Share Amounts
                                                  Year Ended December 31
                                                  1994     1993     1992
Operating Revenue............................... $95,772  $76,888  $71,266
Operating Expenses
  Salaries, wages and employee benefits.........  51,732    41,816  38,645
  Operating supplies and expenses...............  10,869     9,316   8,855
  Operating taxes and licenses..................   2,597     2,153   1,914
  Insurance and claims (Note 3).................   2,209     1,579   1,428
  Depreciation..................................   2,315     2,022   1,819
  Purchased transportation and rents............  20,829    17,507  16,095
    Total operating expenses....................  90,551    74,393  68,756
Operating Income................................   5,221     2,495   2,510
Nonoperating Income (Expense)
  Interest income...............................     342       151     128
  Interest expense..............................    (114)     (193)   (503)
  Gain on sale of property and equipment, net...      45       118      16
  Other, net....................................       1       102     145
    Total nonoperating income (expense).........     274       178    (214)
Income From Continuing Operations Before
  Income Taxes..................................   5,495     2,673   2,296
Income Tax Provision (Note 6)...................    --         --      --
Income From Continuing Operations...............   5,495     2,673   2,296
Income From Discontinued Operations (Note 8)....  54,845     3,750   2,250
Net Income...................................... $60,340   $ 6,423  $4,546
Average Common Shares Outstanding............... 7,545     7,542    7,542
Income Per Share from Continuing Operations..... $0.73     $0.35    $0.30
Income Per Share from Discontinued Operations... $7.27     $0.50    $0.30
Net Income Per Share............................ $8.00     $0.85    $0.60

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   Year Ended December 31
                                                   1994     1993     1992
                                                       (In Thousands)
Cash Flows From Operating Activities-
  Net income.................................... $60,340  $ 6,423  $4,546
Adjustments to reconcile net income to
   net cash generated in operating activities-
     Gain on sale of assets.....................  (   45)  (  118) (   16)
     Depreciation...............................   2,315    2,022   1,819
     Net increase (decrease) from change in
      other working capital items affecting
      operating activities......................  (   19)  (  407)   (359)
     Income from discontinued operations
      (Note 8).................................. (54,845)  (3,750) (2,250)
                                                   7,746    4,170   3,740
Cash Flows From Investing Activities-
  Proceeds from discontinued operations
     (Note 8)...................................  33,750    3,750   2,450
  Purchase of operating property, net...........  (6,086)  (2,375) (4,313)
  Repurchase minority interest in Crouse Cartage    --       --    (  435)
                                                  27,664    1,375  (2,298)
Cash Flows from Financing Activities-
  Repayment of debt.............................  (1,860)  (2,067) (2,985)
Net Increase (Decrease) in Cash and
  Temporary Cash Investments....................  33,550    3,478  (1,543)
Cash and Temporary Cash Investments at
  Beginning of Period...........................   4,708    1,230   2,773
Cash and Temporary Cash Investments at
  End of Period................................. $38,258  $ 4,708  $1,230
Cash Paid During the Period for-
  Interest...................................... $   118  $   200  $  569
  Income Tax....................................      47       40       8

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   Year Ended December 31
                                                   1994     1993     1992
                                                      (In Thousands)
Common Stock -
  Balance at beginning of period................ $    75  $ 5,394  $ 5,394
  Effect of the change in par value (Note 5)....    --     (5,319)    --
  Issuance of shares under the Incentive
    Stock Plan..................................       1     --       --
  Balance at end of period...................... $    76  $    75  $ 5,394
Paid-in Capital -
  Balance at beginning of period................ $ 5,319  $  --    $  --
  Effect of the change in par value (Note 5)....    --      5,319     --
  Issuance of shares under Incentive Stock Plan.      20     --       --
  Balance at end of period...................... $ 5,339  $ 5,319  $  --
Retained Earnings -
  Balance at beginning of period................ $11,664  $ 5,228  $   682
  Income from continuing operations.............   5,495    2,673    2,296
  Income from discontinued operations (Note 8)..  54,845    3,750    2,250
  Other.........................................    --         13     --
  Balance at end of period...................... $72,004  $11,664  $ 5,228

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994 and 1993

1.   Summary of Significant Accounting Policies

  Principles of Consolidation - The consolidated financial statements include Anuhco, Inc. and its subsidiary companies ("the Company"), all of which are wholly-owned. Anuhco's holdings include Crouse Cartage Company ("Crouse Cartage"), a regional less-than-truckload motor carrier, and American Freight System, Inc. ("AFS"). On June 10, 1991, the Joint Plan of Reorganization ("Joint Plan") was confirmed by the Bankruptcy Court resulting in the formal discharge of American Carriers, Inc., AFS and other subsidiaries from Chapter 11 Bankruptcy proceedings. AFS, whose responsibility it is to administer the Joint Plan, has been accounted for as a discontinued operation since 1991 with only net assets reflected in the Anuhco consolidated financial statements (see Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of approximately six months or less to be cash equivalents. Such temporary investments generally are held in U. S. Treasury securities or commercial paper of the highest rating, the cost of which approximates market value.

2.   Employee Benefits

Multiemployer Plans

  Crouse Cartage contributed $3,221,579, $2,780,082, and $2,573,270 to the multiemployer pension plans for 1994, 1993 and 1992, respectively. Crouse Cartage contributed $4,231,228, $3,600,635 and $3,128,312 to the multiemployer health and welfare plans for 1994, 1993 and 1992, respectively.

Non-Union Pension Plan

  Crouse Cartage has a defined contribution profit sharing (as defined by the Internal Revenue Code) plan ("the Non-union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions can be made by the Board of Directors of Crouse Cartage depending upon profitability of Crouse Cartage. Any discretionary funds contributed to the Non-union Plan will be invested 100% in Anuhco Common Stock.

  Crouse Cartage had a defined benefit pension plan covering employees not covered under collective bargaining agreements. Crouse Cartage terminated this plan effective December 31, 1992, at which time all benefit accruals ceased. Benefits under the plan were based on years of service and the employees' compensation during the last three years of employment. All par-ticipants who had met this plan's requirements, who had been entered into this plan and who were actively employed by Crouse Cartage as of the termination date, are 100% vested in their accrued plan benefits. Crouse Cartage has purchased an annuity contract to satisfy the individual accrued plan benefits as of the termination date. Crouse Cartage distributed excess plan assets to plan participants as additional annuities or through rolling them into the Non-union Plan as elected by individual participants. Final settlement of the terminated plan occurred in 1994 with the plan assets being sufficient to settle all termination obligations and expenses, including the participants' accrued plan benefits.

  Pension expense, exclusive of the multi-employer pension plans, was $608,919, $80,000, and $0 for the years 1994, 1993 and 1992, respectively.
The accompanying consolidated balance sheet includes a pension liability of $420,325 and $152,158 as of December 31, 1994 and 1993, respectively.

Profit Sharing

     In September, 1988, the employees of Crouse Cartage approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. The Plan calls for profit sharing distributions to be made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement Collective Bargaining Agreement is reached between the parties, whichever is the later. The accompanying consolidated balance sheet includes profit sharing accruals of $1,383,658 and $986,583 for 1994 and 1993, respectively. The accompanying consolidated statement of income includes profit sharing expense of $5,955,794, $3,307,862, and $3,071,057 for 1994, 1993 and 1992, respectively.

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

3.   Insurance Coverage

  Claims and insurance accruals reflect accrued insurance premiums and the estimated cost of incurred claims for cargo loss and damage, bodily injury and property damage and workers' compensation not covered by insurance. Workers' compensation expense is included in "Salaries, wages and fringe benefits" in the accompanying consolidated statement of income.

  The Company's public liability and property damage, cargo and workers' compensation premiums are subject to retrospective adjustments based on actual incurred losses. The actual adjustments normally are not known for at least one year; however, based upon a review of the preliminary compilation of losses incurred through December 31, 1994, management does not believe any material adjustment will be made to the premiums paid or accrued at that date.

  In connection with its public liability and property damage, cargo and workers' compensation insurance coverage, the Company has an irrevocable letter of credit ("LOC"), which as of the date of this report, was $750,000. The LOC, required by the Company's insurance provider, is deemed to be automatically extended unless notice of termination is given. The fee for the LOC is .75% of the LOC amount.

4.   Long-Term Debt

Long-term debt was as follows, as of December 31:
                                                   1994     1993
                                                   (In Thousands)
  Convertible Note, due October 31, 1995, with
     interest varying at prime rate minus 1%
     (7.5% at December 31, 1994)...............  $  --    $ 1,860
  Revolving Credit Agreement...................     --       --
                                                    --      1,860
  Less - Current maturities....................     --       --
                                                 $  --    $ 1,860

  The Convertible Note was payable to sellers of Crouse Cartage, including certain employees, Crouse Cartage officers, and a director and officer of Anuhco.

Revolving Credit Agreement

  In September, 1988, Crouse Cartage entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. Based on the value of its revenue equipment, such borrowing base exceeds $2,500,000 at December 31, 1994. This agreement was amended and superseded on September 30, 1991, and Anuhco was added as a guarantor. In July, 1994 the term was extended to June 30, 1996. There was no outstanding balance on this revolving line of credit at December 31, 1994 or 1993.

  On the last day of each calendar month through the term of the agreement, Crouse Cartage is required to pay to the bank equal payments of principal, each in an amount equal to one forty-eighth (1/48) of the highest unpaid principal balance of the previous 12-month period. The agreement provides for interest on borrowings at the bank's prime rate. The effective rate at December 31, 1994 was 8.5%. The agreement can be terminated by the bank on six months notice or by Crouse Cartage on 30 days notice after full payment of any debt to the bank. The terms of the agreement require the maintenance of a minimum shareholder's equity and contain restrictions on declaration and payment of dividends, acquisition of Crouse Cartage stock, loans to officers or employees and type of investments. The Company was in compliance with all such restrictions at December 31, 1994.

5.   Common Stock

  In accordance with a resolution to amend Anuhco's Certificate of Incorporation, duly prepared and adopted at the Company's 1993 annual meeting of its sharheolders, the capital stock of Anuhco was changed from stock without par value to $0.01 par value per share effective June 1, 1993. Such change has no impact on total shareholders' equity but did require a reclassification of a portion of capital stock to paid-in capital.

  An Incentive Stock Option Plan was adopted in 1983 which provides that options for shares of Anuhco Common Stock may be granted to officers and key employees at fair market value of the stock at the time such options are granted. This plan terminated under its provisions in May, 1993 and no further options may be granted. At December 31, 1994 options for 25,000 shares were outstanding and exercisable at an average option price of $2.44 per share. These options are exercisable over a period through 1997.

  An Incentive Stock Plan was adopted in 1992 which provides that options for shares of Anuhco Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. At December 31, 1994 options for 127,850 shares were outstanding at an average option price of $4.79 per share and options for 48,150 shares were exercisable. The remaining outstanding options will become exercisable over a period through 2004.

6.   Income Taxes

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

  Deferred tax liabilities (assets) are comprised of the following at
December 31:
                                        1994       1993
                                        (In Thousands)
  Liabilities:
    Property and equipment, princi-
     pally due to differences in
     depreciation...................   $ 1,118   $  1,155
  Assets:
    Employee benefits...............    (  344)   (   362)
    Claims accruals and other.......    (  106)   (    61)
    Reserve for doubtful accounts...    (  177)   (   154)
    Net operating loss carryforward.      --      (15,015)
    Discontinued operations.........    (3,741)      --
      Deferred tax assets...........    (4,368)   (15,592)
    Valuation allowance.............      --       14,437
      Net deferred tax asset........   $(3,250)  $   --

  At December 31, 1993 the Company had $32 million of net operating loss carryforwards and $2 million of tax credit carryforwards which will be available for Federal income tax purposes. The Company utilized substantially all carryforwards during 1994, but anticipates AFS generating additional tax loss during 1995. The Net Deferred Tax Asset of $3.25 million has been recorded as a portion of the AFS Net Assets (see Note 8).

  The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate.

                                                  1994     1993    1992
     Federal statutory income tax rate.........   35.0%    35.0%    34.0%
     State income tax rate, net................    7.9      7.9      7.9
     Net operating losses......................  (42.9)   (42.9)   (41.9)
     Effective income tax rate.................    0.0%     0.0%     0.0%

  No net provision for income tax has been made for the years ended December 31, 1994, 1993 or 1992 due to significant tax losses and related carryforwards from the discontinued operations during those years.

7.   Contingencies and Commitments

  The Company is party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position.

  Payments are made to tractor owner-operators under various short-term lease agreements for the use of revenue equipment. These lease payments, which totaled $10,551,443, $9,554,580, and $9,416,968 for 1994, 1993 and 1992,
respectively, are primarily based on miles traveled or on a percent of revenue generated through the use of the equipment.

  Future commitments for the purchase of operating property totaled approximately $1.2 million at December 31, 1994.

8.   AFS Net Assets

  Under the provisions of the Joint Plan, AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed and cash is available, distributions to the creditors occur. The Joint Plan also provides for distributions to Anuhco as unsecured creditor distributions occur in excess of 50% of allowed claims in accordance with the following table. Such distributions were recognized as "Income from Discontinued Operations".

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

  On November 3, 1994 Anuhco, through its subsidiary AFS, collected a judgment against Westinghouse Electric Corporation ("WEC") for failure to provide financing pursuant to a loan commitment issued by WEC on June 3, 1988. As a result, AFS declared a distribution under the Joint Plan to unsecured creditors and Anuhco. Such distribution resulted in the full payment of all AFS's resolved claims and liabilities, and a transfer of $7.5 million of cash to Anuhco on November 16, 1994. Subsequent to this distribution, and based upon a review of the AFS reserves for its unresolved claims and liabilities, the net assets of AFS were estimated to be $46.1 million. On December 28, 1994 AFS paid a $25 million dividend to Anuhco. The remaining AFS net assets are depicted in the following table. The liquidation of these assets and settlement of these liabilities is anticipated to be substantially completed during 1995.

                                                           Amount
                                                       (In Thousands)
Cash and Temporary Cash Investments...................    $22,320
Accounts Receivable, net..............................      5,130
Real Property, at estimated net realizable value......        649
Deposits, Prepayments and Other.......................      2,286
Deferred Income Taxes.................................      3,250
Priority Wages, Taxes and Other.......................     (8,750)
Unsecured Liabilities.................................     (3,790)
Net Assets............................................    $21,095

  Assets and Liabilities - Assets, including real property remaining at December 31, 1994, are stated at estimated net realizable value. Certain contingent assets have been identified and are described in the Disclosure Statement to the Joint Plan.

  AFS has provided notice to all known creditors and the deadline for filing claims to be resolved under the Joint Plan has expired. Creditors are barred from submitting claims after the deadline. Claims filed by the creditors are significantly in excess of recorded liabilities. AFS is in the process of investigating these claims, however until this process is completed the amount of liabilities cannot be ascertained. The ultimate resolution of the amounts, validity and priority of recorded liabilities and other claims is uncertain at this time. Accordingly, liabilities are reflected at estimated amounts due or are based on claims filed.

  Distributions - The initial distribution of 40% was made on August 15, 1991 and on February 18, 1992, September 11, 1992, April 15, 1993 October 13, 1993, April 29, 1994 and November 16, 1994, AFS made interim distributions under the Joint Plan at the rate of 20%, 20%, 10%, 5%, 5%, and 30% respectively, of each allowed unsecured claim. Anuhco's participation in these distributions were $1 million, $1.25 million, $2.5 million, $1.25 million, $1.25 million, and $7.5 million, respectively. A portion of these distributions to Anuhco was applied as payment of a note payable to AFS. To date AFS has distributed a total of 130% on allowed claims which is the maximum allowed under the Joint Plan.

                    SUPPLEMENTAL FINANCIAL INFORMATION

Summary of Quarterly Financial Information (Unaudited):

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

  Discontinued operations reflects the continuing winddown of the AFS and related estates. Included in Income from Discontinued Operations for the fourth quarter are the $7.5 million distribution under the Joint Plan, the $25 million dividend paid to Anuhco by AFS, and the $21.1 million of AFS net assets (see Note 8 to the consolidated financial statements).

  The following table sets forth selected unaudited financial information for each quarter of 1994 and 1993 (in thousands, except per share amounts).
                                                  1994
                              First    Second    Third     Fourth   Full Yr.
Revenue..................... $21,184  $25,174   $24,913   $24,501   $95,772
Operating Income............     742    1,844     1,441     1,194     5,221
Nonoperating Income (Expense)     10       31        82       151       274
Income from Continuing
  Operations................     752    1,875     1,523     1,345     5,495
Income from Discontinued
  Operations................     --     1,250      --      53,595    54,845
Net Income..................     752    3,125     1,523    54,940    60,340
Income per Share from
  Continuing Operations.....    0.10     0.25      0.20      0.18      0.73
Income per Share from
  Discontinued Operations...     --      0.16      --        7.10      7.27
Net Income per Share........    0.10     0.41      0.20      7.28      8.00

                                                  1993
                              First    Second    Third     Fourth   Full Yr.
Revenue..................... $18,005  $18,896   $19,816   $20,171   $76,888
Operating Income............     322      627       869       677     2,495
Nonoperating Income (Expense)     13       34      (  6)      137       178
Income from Continuing
  Operations................     335      661       863       814     2,673
Income from Discontinued
  Operations................     --     2,500       --      1,250     3,750
Net Income..................     335    3,161       863     2,064     6,423
Income per Share from
  Continuing Operations.....    0.04     0.09      0.11      0.11      0.35
Income per Share from
  Discontinued Operations...     --      0.33       --       0.17      0.50
Net Income per Share........    0.04     0.42      0.11      0.28      0.85

Item  9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

     This Item 9 is not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

  Pursuant to General Instruction G(3), the information required by this Item 10 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1995, which the Registrant will file pursuant to Regulation 14-A. (See Item 4, included elsewhere herein, for a listing of Executive Officers of the Registrant).

Item 11.  Executive Compensation

  Pursuant to General Instruction G(3), the information required by this Item 11 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1995, which the Registrant will file pursuant to Regulation 14-A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Pursuant to General Instruction G(3), the information required by this Item 12 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1995, which the Registrant will file pursuant to Regulation 14-A.

Item 13.  Certain Relationships and Related Transactions

  Pursuant to General Instruction G(3), the information required by this Item 13 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1995, which the Registrant will file pursuant to Regulation 14-A.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports

(a)1. Financial Statements

      Included in Item 8, Part II of this Report -

           Consolidated Balance Sheet at December 31, 1994 and 1993

           Consolidated Statement of Income for the years ended
           December 31, 1994, 1993 and 1992

           Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992

           Consolidated Statement of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

           Notes to Consolidated Financial Statements

           Supplemental Financial Information (Unaudited) -
           Summary of Quarterly Financial Information for 1994 and
           1993

(a)2. Financial Statement Schedules

      Included in Item 14, Part IV of this Report -

           Financial Statement Schedules for the three years ended December 31, 1994:

           Section II - Valuation and Qualifying Accounts

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

      10(e) - Incentive Compensation Agreement by and between Registrant and Lawrence D. Crouse, and Employment Agreement by and between Crouse Cartage Company and Lawrence D. Crouse. Filed as Appendices F. and G. to Exhibit 28(a) to Registrant's Form 8-K dated September 19, 1991.

      10(f) - Secured Revolving Credit Agreement for a revolving credit facility in the amount of $2,500,000 by and between Crouse Cartage Company and Bankers Trust Company of Des Moines, Iowa. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      10(g) - Registrant's 1992 Incentive Stock Plan. Filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

      22*   -   List of all subsidiaries of Anuhco, Inc., the state of
                incorporation of each such subsidiary, and the names under which such subsidiaries do business.

      24*   -   Consent of Independent Public Accountant.

(b)   Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended December 31, 1994.

      *  Filed herewith.

                       ANUHCO, INC. AND SUBSIDIARIES
              Schedule II - Valuation and Qualifying Accounts
                        Balance       Additions
                          at    Charged  Charged to           Balance
                      Beginning   to       Other     Deduc-   at  End
    Description        of Year  Expense   Accounts   tions1   of Year
                              (In Thousands)
Allowance for doubtful accounts
 (deducted from accounts receivable)
Year Ended December 31 -
      1994........     $358      $150      $ -       $( 96)    $412
      1993........      314       172        -        (128)     358
      1992........      279       155        -        (120)     314

      1  Deduction for purposes for which reserve was created.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 10, 1995              By  /s/ John P. Bigger
                                     John P. Bigger,
                                     Chief Financial Officer


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


 /s/ Joe J. Brown                   /s/ Roy R. Laborde
Joe J. Brown, Director             Roy R. Laborde, Chairman of the
                                   Board of Directors


 /s/ William D. Cox                 /s/ Eleanor B. Schwartz
William D. Cox, Director           Eleanor B. Schwartz, Director


 /s/ Lawrence D. Crouse             /s/ Walter P. Walker
Lawrence D. Crouse, Director       Walter P. Walker, Director


 /s/ Donald M. Gamet
Donald M. Gamet, Director




March 10, 1995
Date of all signatures


Registrant's Proxy Statement for Annual Meeting of Shareholders to be held in 1995 and Annual Report will be mailed to security holders at a later date. Copies of such material will be furnished to the Securities and Exchange Commission when it is sent to security holders.

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

                                   /s/ Arthur Andersen LLP
                                   ARTHUR ANDERSEN LLP

Kansas City, Missouri
March 2, 1995