Form 10-Q
period 1995-03-31
ANUHCO INC
filed 1995-05-12
CIK 719271

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

         [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For Quarter Ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock.
                          Anuhco, Inc.
                  Common Stock, $0.01 par value
                  7,554,420 shares outstanding
                      as of April 30, 1995
Form 10-Q
Contains 9 pages
                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANUHCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
     For the Quarter and Year-To-Date Ending March 31, 1995
              (In Thousands, Except Per Share Data)
              First Quarter
                                                1995     1994
Operating Revenue...........................  $24,632  $21,184
Operating Expense...........................   23,663   20,442
Operating Income............................      969      742
Nonoperating Income (Expense)
  Gain on sale of property and equipment,
    net.....................................       20        7
  Interest income...........................      612       49
  Interest expense..........................       (3)     (40)
  Other, net................................        1      ( 6)
    Total nonoperating income (expense).....      630       10
Income before Income Taxes..................    1,599      752
Income Tax Provision (Note 2)...............      320      --
Net Income..................................  $ 1,279  $   752
Average Common Shares Outstanding (Note 5)..    7,554    7,543
Net Income Per Share........................    $0.17    $0.10

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ANUHCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                                                  March 31  Dec 31
                                                   1995      1994
                           ASSETS                  (In Thousands)
Current Assets
  Cash.......................................... $   540   $   815
  Short term investments........................  38,649    37,443
  Accounts receivable, less allowance for doubt-
     ful accounts of $436 and $389 respectively.   9,017     8,675
  Insurance refund receivable...................     329       329
  Inventories...................................     413       365
  Prepayments...................................     775       289
  AFS Net Assets (Note 6).......................  21,095    21,095
     Total current assets.......................  70,818    69,011

Operating Property, at Cost
  Revenue equipment.............................  16,938    15,939
  Land..........................................   2,810     2,761
  Structures and improvements...................   7,215     6,859
  Other operating property......................   4,218     4,097
                                                  31,181    29,656
     Less accumulated depreciation.............. (15,815)  (15,239)
       Net property & equipment.................  15,366    14,417
Long-Term Obligation Receivable.................     --      1,270
Other Assets....................................     116        74
                                                 $86,300   $84,772

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable.............................. $ 1,044    $  906
  Accrued payroll and fringes...................   5,817     5,775
  Claims and insurance accruals.................     275       247
  Income tax payable............................     156       --
  Other accrued expenses........................     301       425
     Total current liabilities..................   7,593     7,353
Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....    --         --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,554,320
    shares (Note 5).............................      76        76
  Paid-in capital...............................   5,348     5,339
  Retained earnings.............................  73,283    72,004
     Total shareholders' equity.................  78,707    77,419
                                                 $86,300   $84,772

   The accompanying notes to consolidated financial statements are an integral part of this statement.

                  ANUHCO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   First Quarter
                                                  1995     1994
                                                 (In Thousands)
Cash Flows From Operating Activities -
  Net income................................... $ 1,279  $   752

  Adjustments to reconcile net income to net
   cash generated in operating activities -
    Gain on sale of assets.....................     (20)      (7)
    Depreciation and amortization..............     598      519
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities...................      634     (833)
         Total adjustments.....................   1,212     (321)

Net Cash Generated (Used)......................   2,491      431

Cash Flows from Investing Activities -
  Purchase of operating property...............  (1,560)  (3,138)
  Short term investments, net..................  (1,206)     --

Cash Flows from Financing Activities -
  Borrowings under Revolving Credit Agree-
    ment (Note 4)..............................     --       800
  Repayment of Debt............................     --    (  240)

Net Increase (Decrease) In Cash................    (275)  (2,147)

Cash, beginning of period......................     815    4,708

Cash, end of period............................ $   540  $ 2,561

Cash Paid During the Period for:
  Interest..................................... $   --   $    41
  Income Tax...................................      95       41

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ANUHCO, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Periods Ended March 31
                                                 First Quarter
                                                 1995     1994
                                                 (In Thousands)
Common Stock -
  Balance at beginning and end of period........$    76 $    75
Paid-in Capital -
  Balance at beginning of period................$ 5,339 $ 5,319
  Issuance of common shares under the Incentive
     Stock Plan.................................      9       2
  Balance at end of period......................$ 5,348 $ 5,321
Retained Earnings -
  Balance at beginning of period................$72,004 $11,664
  Net Income....................................  1,279     752
  Balance at end of period......................$73,283 $12,416

   The accompanying notes to consolidated financial statements are an integral part of these statements.
                  ANUHCO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. Anuhco believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in Anuhco's Form 10-K, filed with the SEC on March 10, 1995, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included, or incorporated by reference, in the aforementioned report on Form 10-K.

2.   Income Taxes

  The Company accounts for income taxes in accordance with the liability method as required in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The impact of significant temporary differences and carryforwards representing deferred tax assets and liabilities is determined utilizing the enacted tax rates expected to be in effect when such differences reverse. At December 31, 1994 the Company had utilized substantially all of its net operating loss and tax credit carryforwards, but anticipated the generation of additional tax attributes during 1995 from the continued winddown of its subsidiary, American Freight System, Inc. ("AFS") - See Note 6.
The provision for income taxes during the first quarter represents the estimated tax provision, net of any such additional tax attributes to be generated by AFS.

3.   Profit Sharing

  In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage") approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis.
The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is the later. The accompanying consolidated balance sheet for the period ended March 31, 1995 includes an accrual for profit sharing costs of $1,165,183. The accompanying consolidated statements of income includes profit sharing costs of $1,165,183.

4.   Revolving Credit Agreement

  In September 1988, Crouse Cartage entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In July, 1994 the term of this agreement was extended to June 30, 1996. There was no outstanding balance on this revolving line of credit at March 31, 1995.

5.   Shareholders' Equity

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 7,553,561 and 7,542,537 for the quarter ending March 31, 1995 and 1994, respectively.

6.   AFS Net Assets

  Under the provisions of a Joint Plan of Reorganization ("the Joint Plan"), AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed and cash is available, distributions to the creditors occur. The Joint Plan also provides for distributions to Anuhco as unsecured creditor distributions occur in excess of 50% of allowed claims. Anuhco also receives the full benefit of any remaining assets of AFS through its ownership of AFS stock, if unsecured creditors receive distributions, including interest, equivalent to 130% of their claims.

  AFS has made the full payment of all it's resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $21.1 million. The primary assets include over $23 million in cash and deposits and $8 million of receivables. Gross unresolved claims, primarily related to workers' compensation insurance coverage, are approximately $10 million.

  AFS is in the process of resolving these claims, however until this process is completed the amount of liabilities cannot be ascertained. The ultimate resolution of the amounts, validity and priority of recorded liabilities and other claims is uncertain at this time. Accordingly, AFS net assets reflect estimated amounts due on such liabilities and claims.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                      RESULTS OF OPERATIONS

First Quarter, 1995 Compared to First Quarter, 1994

  A comparative summary of consolidated operating expenses as a percent of consolidated operating revenue for the first quarter ended March 31, 1995 and 1994 is:

                                       Percent of Operating Revenue
                                        First Quarter    Increase
                                        1995    1994    (Decrease)
Salaries, wages and employee benefits.. 55.3%   54.2%       1.1%
Operating supplies and expenses........ 12.2    12.0        0.2
Operating taxes and licenses...........  2.8     3.0       (0.2)
Insurance and claims...................  2.3     2.4       (0.1)
Depreciation...........................  2.4     2.4         --
Purchased transportation............... 21.1    22.5       (1.4)
  Total operating expenses............  96.1%   96.5%      (0.4)%

  Anuhco's first quarter 1995 consolidated operating revenue and performance were favorably effected by January 1, 1995 rate increases and a steady economic environment, as compared to the first quarter 1994. Total tonnage of first quarter shipments increased 7.92% to 215,993 tons; on an increase of 18.69% in tonnage of shipments of less than 10,000 pounds and a decrease of 0.45% in tonnage of shipments 10,000 pounds and over. For shipments of less than 10,000 pounds average revenue per shipment increased 3.54% to $104.46 and average weight of shipment increased 3.57% to 1,100 pounds. For shipments of 10,000 pounds and over, average revenue per shipment declined 0.01% to $636.43 and average weight of shipment decreased 6.28% to 27,747 pounds.

                       FINANCIAL CONDITION

  The Company's financial condition was strengthened during the first quarter of 1995. Shareholders' equity increased by $1,288,000 primarily as a result of net income from operations. In addition, Crouse Cartage closed on the purchase of operating property and equipment in excess of $1.5 million without incurring any long term indebtedness.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    20(a) - Report to Shareholders for the First Quarter, 1995, dated April 20, 1995, included herewith.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Anuhco, Inc.
                                       Registrant


                                /s/ Timothy P. O'Neil
                     By:  Timothy P. O'Neil, Senior Vice
                          President & Chief Financial Officer

Date:   May 12, 1995
                                                 Exhibit 20(a)
                                                 Page 1 of 1

                               ANUHCO, INC.
                         REPORT TO SHAREHOLDERS
                           FIRST QUARTER 1995

     First quarter 1995 consolidated net income from operations was $1,279,000 or $0.17 per share on revenue of $24.6 million, as compared with first quarter 1994 consolidated net income from operations of $752,000 or $0.10 per share on revenue of $21.2 million. These results reflect record earnings from operations for a first quarter, since the acquisition of Crouse Cartage Company. This increase reflects a steady economy throughout Crouse's operating territory, and a significant increase in non-operating income from interest earnings on the company's strong cash position, offset by the impact of income taxes which have resumed in some degree in 1995. Such favorable year to year comparisons will be more difficult for the remainder of 1995, as a result of the record last three quarters of 1994.

     Crouse Cartage Company, Anuhco's general commodities motor carrier, had operating income of $1,122,000 on revenues of $24.6 million for the first quarter 1995; as compared to operating income of $850,000 on revenues of $21.2 million for the first quarter 1994. Crouse Cartage's performance in 1995 was favorably affected by rate increases, a steady economy, and the closing of a regional carrier within Crouse's operating territory, during April, 1994.

/s/ John P. Bigger                       /s/ Roy R. Laborde
John P. Bigger, President & CEO          Roy R. Laborde, Chairman

April 20, 1995

            UNAUDITED SUMMARY FINANCIAL STATEMENTS
             IN THOUSANDS, EXCEPT PER SHARE DATA

               CONSOLIDATED STATEMENTS OF INCOME
                    First Quarter Ending March 31
                                                1995       1994
Operating Revenue............................ $24,632    $21,184
Operating Expense............................  23,663     20,442
Operating Income.............................     969        742
Non-Operating Income.........................     630         10
Income Before Income Taxes...................   1,599        752
Income Tax Provision.........................     320      -0-
Net Income...................................  $1,279     $  752
Net Income Per Share.........................  $0.17      $0.10
Average Common Shares Outstanding............  7,554      7,543

               CONSOLIDATED BALANCE SHEETS
                                              03/31/95   12/31/94
                   ASSETS
Current Assets............................... $70,818    $69,011
Operating Property (net).....................  15,366     14,417
Non-Carrier Property and Other Assets........     116      1,344
                                              $86,300    $84,772

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities.......................... $ 7,593    $ 7,353
Shareholders' Equity.........................  78,707     77,419
                                              $86,300    $84,772

    9393 W 110th Street  Suite 100  Overland Park Kansas  66210