Form 10-Q/A
period 1995-03-31
ANUHCO INC
filed 1995-07-31
CIK 719271

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-Q/A

                              CURRENT REPORT

                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     DATE OF REPORT - JULY 31, 1995

                                ANUHCO, INC

                   STATE OF INCORPORATION - DELAWARE

                     COMMISSION FILE NO. 0-12321

                IRS EMPLOYER IDENTIFICATION NO. 46-0278762


                       9393 W. 110TH STREET, SUITE 100
                         OVERLAND PARK, KANSAS  66210
                      TELEPHONE NUMBER - (913) 451-2800


[ARTICLE] 5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM ANUHCO, INC. CONSOLIDATED STATEMENT OF INCOME FOR THE QUARTER ENDED MARCH 31, 1995 AND CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1995, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[CIK] 0000719271
[NAME] ANUHCO, INC.
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                             540
[SECURITIES]                                     38649
[RECEIVABLES]                                     9017
[ALLOWANCES]                                       436
[INVENTORY]                                        413
[CURRENT-ASSETS]                                 70818
[PP&E]                                           31181
[DEPRECIATION]                                   15815
[TOTAL-ASSETS]                                   86300
[CURRENT-LIABILITIES]                             7593
[BONDS]                                              0
[COMMON]                                            76
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                       78631
[TOTAL-LIABILITY-AND-EQUITY]                     86300
[SALES]                                              0
[TOTAL-REVENUES]                                 24632
[CGS]                                                0
[TOTAL-COSTS]                                    23663
[OTHER-EXPENSES]                                 (633)
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   3
[INCOME-PRETAX]                                   1599
[INCOME-TAX]                                       320
[INCOME-CONTINUING]                               1279
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                      1279
[EPS-PRIMARY]                                     0.17
[EPS-DILUTED]                                     0.17