Form 10-Q/A
period 1995-03-31
ANUHCO INC
filed 1995-07-31
CIK 719271

Form 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

                         March 31, 1995

                Commission File Number - 0-12321

                          ANUHCO, INC.

                State of Incorporation - Delaware

          IRS Employer Identification No. - 46-0278762


                     9393 West 110th Street
                            Suite 100
                  Overland Park, Kansas  66210

                Telephone Number - (913) 451-2800

Form 10-Q/A
Contains 2 pages


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Anuhco, Inc.
                                  Registrant


                       By:  /s/ Timothy P. O'Neil
                          Timothy P. O'Neil, President
                          & Chief Financial Officer


Date:   July 31, 1995
