Form 10-Q
period 1995-06-30
ANUHCO INC
filed 1995-08-14
CIK 719271

Form 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

         [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For Quarter Ended June 30, 1995

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number - 0-12321

                          ANUHCO, INC.

                State of Incorporation - Delaware
          IRS Employer Identification No. - 46-0278762

                9393 West 110th Street, Suite 100
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

                          Anuhco, Inc.
                  Common Stock, $0.01 par value
                  7,509,670 shares outstanding
                      as of August 9, 1995

Form 10-Q
Contains 17 pages
                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          For the Periods Ended June 30
                      (In Thousands, Except Per Share Data)
                                            Second Quarter     Six Months
                                             1995   1994     1995     1994
Operating Revenue......................... $24,569 $25,174  $49,200 $46,357
Operating Expenses........................  24,086  23,330   47,748  43,778
Operating Income..........................     483   1,844    1,452   2,579
Nonoperating Income (Expense)
  Interest income.........................     546      63    1,158     112
  Interest expense........................    ( 63)   ( 39)    ( 66)   ( 79)
  Gain on sale of property and
    equipment, net........................      22       7       42      14
  Other, net..............................     --      --         1       1
    Total nonoperating income (expense)...     505      31    1,135      48
Income from Continuing Operations
  before Income Taxes.....................     988   1,875    2,587   2,627
Income Tax Provision (Note 2).............     198     --       518     --
Income from Continuing Operations.........     790   1,875    2,069   2,627
Income from Discontinued Operations
  (Note 6)................................     --    1,250      --    1,250
Net Income................................ $   790 $ 3,125  $ 2,069 $ 3,877
Average Common Shares Outstanding (Note 5)   7,555   7,543    7,554   7,543
Net Income Per Share from Continuing
   Operations.............................   $0.10   $0.25    $0.27   $0.35
Net Income Per Share from Discontinued
   Operations.............................   $0.00   $0.16    $0.00   $0.16
Net Income Per Share......................   $0.10   $0.41    $0.27   $0.51

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   June 30   Dec. 31
                                                    1995      1994
                           ASSETS                   (In Thousands)
Current Assets
  Cash and temporary cash investments...........   $ 3,724  $11,365
  Short term investments........................    30,834   26,893
  Freight accounts receivable, less allowance
     for doubtful accounts of $447 and $389,
     respectively...............................     8,963    8,675
  Finance accounts receivable, less allowance
     for doubtful accounts of $226..............     8,276      --
  Other current assets..........................     1,232      983
  AFS Net Assets (Note 6).......................    14,313   21,095
     Total current assets.......................    67,342   69,011
Operating Property, at Cost
  Revenue equipment.............................    18,756   15,939
  Land..........................................     2,826    2,761
  Structures and improvements...................     7,408    6,859
  Other operating property......................     4,592    4,097
                                                    33,582   29,656
     Less accumulated depreciation..............   (16,525) (15,239)
       Net operating property...................    17,057   14,417
Long-Term Obligation Receivable.................       --     1,270
Intangibles and Other Assets (Note 7)...........     3,391       74
                                                   $87,790  $84,772

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................   $   957  $   906
  Accrued payroll and fringes...................     5,744    5,775
  Claims and insurance accruals.................       304      247
  Income tax payable............................       370      --
  Other accrued expenses........................       909      425
     Total current liabilities..................     8,284    7,353
Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --       --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,557,070 and
    7,552,920 shares, respectively (Note 5).....        76       76
  Paid-in capital...............................     5,357    5,339
  Retained earnings.............................    74,073   72,004
     Total shareholders' equity.................    79,506   77,419
                                                   $87,790  $84,772

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the First Six Months Ended June 30
                                                  1995     1994
                                                 (In Thousands)
Cash Flows From Operating Activities -
  Net income................................... $ 2,069  $ 3,877
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Gain on sale of assets..................... (    42)  (   14)
    Depreciation and amortization..............   1,335    1,112
    Provision for doubtful accounts receivable.     109      --
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities.................... (   250)  (  289)
    Income from discontinued
       operations (Note 6).....................     --    (1,250)
Net Cash Provided(Used) by operating activities   3,221    3,436
Cash Flows from Investing Activities -
  Proceeds from discontinued operations
    (Note 6)...................................   6,782    1,250
  Purchase of finance subsidiary and related
    software/service agreement................. (11,216)     --
  Purchase of operating property............... ( 3,772)  (4,627)
  Short-term investments, net.................. ( 3,941)  (1,000)
                                                (12,147)  (4,377)
Cash Flows from Financing Activities -
  Repayment of debt............................     --    (  560)
  Collection of long-term obligation receivable   1,270      --
  Other........................................      15      --
                                                  1,285   (  560)
Net Increase (Decrease) In Cash and
  Temporary Cash Investments................... ( 7,641)  (1,501)
Cash and Temporary Cash Investments at
  beginning of period..........................  11,365    4,708
Cash and Temporary Cash Investments
  at end of period............................. $ 3,724  $ 3,207
Cash Paid During the Period for:
  Interest..................................... $   --   $    79
  Income Taxes.................................      97       43

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          For the Periods Ended June 30
                                          Second Quarter      Six Months
                                           1995    1994      1995    1994
                                                   (In Thousands)
Common Stock -
  Balance at beginning and end of
    period.............................. $    76  $    75  $    76  $    75
Paid-in Capital -
  Balance at beginning of period........ $ 5,348  $ 5,321  $ 5,339  $ 5,319
  Issuance of common shares under the
    Incentive Stock Plan................       9        1       18        3
  Balance at end of period.............. $ 5,357  $ 5,322  $ 5,357  $ 5,322
Retained Earnings -
  Balance at beginning of period........ $73,283  $12,416  $72,004  $11,664
  Net Income............................     790    3,125    2,069    3,877
  Balance at end of period.............. $74,073  $15,541  $74,073  $15,541

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

2.   Income Taxes

The Company accounts for income taxes in accordance with the liability method as required in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The impact of significant temporary differences and carryforwards representing deferred tax assets and liabilities is determined utilizing the enacted tax rates expected to be in effect when such differences reverse. At December 31, 1994 the Company had utilized substantially all of its net operating loss and tax credit carryforwards, but anticipated the generation of additional tax attributes during 1995 from the continued winddown of its subsidiary, American Freight System, Inc. ("AFS") - See Note 6.
The provision for income taxes during the second quarter and first six months represents the estimated tax provision, net of any such additional tax attributes to be generated by AFS.

3.   Profit Sharing

In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage"); a wholly owned subsidiary of Anuhco, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect at least through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is later. The accompanying consolidated balance sheet for the period ended June 30, 1995 includes an accrual for profit sharing costs of $1,021,507. The accompanying consolidated statements of income include profit sharing costs of $1,021,507 and $2,186,690 for the second quarter and six months of 1995, respectively.

4.   Revolving Credit Agreement

In September 1988, Crouse Cartage entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In July, 1994 the term of this agreement was extended to June 30, 1996. There was no outstanding balance on this revolving line of credit at June 30, 1995.

5.   Shareholders' Equity

Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 7,555,234 and 7,554,424 for the quarter and year to date periods ending June 30, 1995, respectively, and 7,543,470 and 7,543,006 for the quarter and year to date periods ending June 30, 1994, respectively.

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

AFS has made full payment of all its resolved claims and liabilities. In June 1995, AFS paid an additional dividend of $6.8 million to Anuhco. The remaining AFS net assets are estimated to have net realizable value of $14.3 million. The primary assets include over $14 million in cash and deposits and $4 million of receivables. Gross unresolved claims, primarily related to workers' compensation insurance coverage, are approximately $10 million.

AFS is in the process of resolving these claims, however until this process is completed the amount of liabilities cannot be ascertained. The ultimate resolution of the amounts, validity and priority of recorded liabilities and other claims is uncertain at this time. Accordingly, AFS net assets reflect estimated amounts due on such liabilities and claims.

7.  Acquisition of Premium Finance Subsidiary

On May 31, 1995, Anuhco completed the acquisition of all of the issued and outstanding stock of Agency Premium Resource, Inc. and Subsidiary ("APR"). The purchase price, together with payments for certain services to be rendered by the sellers after closing, was approximately $11.5 million. In addition to the Stock Purchase Agreement by which Anuhco acquired all of the APR stock, Anuhco entered into a consulting agreement with Seafield Capital Corporation ("Seafield"), the former majority shareholder of APR, and an employment agreement with C. Ted McCarter, APR's president and chief executive officer. Under the former, Anuhco is entitled to consult with Seafield regarding APR for three years. Under the latter, APR is entitled to the continuation of Mr. McCarter's services as president and chief executive officer for five years. This transaction was accounted for as a purchase. Anuhco utilized a portion of its available cash to consummate the purchase. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and the APR shareholders, Seafield and APR's Chief Executive Officer, C. Ted McCarter.

APR offers premium financing and related services through approved insurance agencies, primarily throughout the midwestern United
States. Its wholly owned subsidiary, Agency Services, Inc., provides motor vehicle report services throughout the same geographic area.

In connection with the purchase of APR, Anuhco recorded goodwill of $2.3 million, which will be amortized on the straight-line basis over 15 years, and a software and service agreement of $1.0 million, which will be amortized over 5 years.

APR has an agreement with a financial institution whereby it can sell undivided interests in a designated pool of accounts receivable, up to a maximum of $30 million, on an ongoing basis. Anuhco has assumed certain guarantees of the securitized receivables, $21.5 million as of June 30, 1995. The securitized receivables are reflected as sold and therefore not included in the accompanying consolidated balance sheet.

The following reflects the operating results of Anuhco for the second quarter and six months ended June 30, 1995 and 1994, assuming the acquisition occurred as of the beginning of each of the respective periods:

                   Pro Forma Operating Results
                           (Unaudited)
              (in thousands, except per share data)
                          Second Quarter      Six Months
                           1995     1994     1995     1994
Operating Revenue.......  $25,247  $26,279  $50,785  $48,273
Income from Continuing
  Operations............      865    2,034    2,209    2,762
Income from Discontinued
  Operations............     --      1,250     --      1,250
Net Income..............  $   865  $ 3,284  $ 2,209  $ 4,012
Net Income Per Share:
 Continuing Operations..    $0.11    $0.27    $0.29    $0.37
 Discontinued Operations     0.00     0.16     0.00     0.16
  Total.................    $0.11    $0.43    $0.29    $0.53

The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                      RESULTS OF OPERATIONS

Second quarter and six months ended June 30, 1995 compared to the second quarter and six months ended June 30, 1994.

With the acquisition of APR on May 31, 1995, Anuhco now operates in two distinct industries; transportation, through its subsidiary, Crouse Cartage; and insurance premium finance, through its subsidiary, APR.

Transportation - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                              Percent of Operating Revenue
                              Second Quarter   Six Months
                               1995    1994   1995    1994
Salaries, wages and
 employee benefits..........   55.6%   53.6   55.3%   53.8%
Operating supplies
 and expenses...............   11.1    10.2   11.6    10.9
Operating taxes
 and licenses...............    2.7     2.6    2.7     2.7
Insurance and claims........    2.3     2.2    2.2     2.3
Depreciation................    2.7     2.4    2.6     2.4
Purchased transportation....   21.7    21.3   21.4    21.9
Total operating expenses....   96.1%   92.3%  95.8%   94.0%

Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                  Qtr 2 1995  Six Months 1995
                                      vs.           vs.
                                  Qtr 2 1994  Six Months 1994
Increase (decrease) from:
  Less-than-truckload shipments     $ (919)       $ 1,652
  Less-than-truckload revenue
    per shipment...............       (117)           491
  Truckload revenues...........        100            369
    Net increase (decrease)....     $ (936)       $ 2,512

Less-than-truckload ("LTL") operating revenues fell by 5.2% in the second quarter of 1995 as compared to the same period of 1994.
This decline for the current quarter is in comparison to the record quarter achieved by Crouse Cartage in 1994 due to the teamsters union strike against certain competitors and the closing of a regional competitor. During the second quarter of 1994, Crouse Cartage's freight volumes rose over 30%, compared to the same period of 1993, with minimal rate discounting due to the shortage of capacity within the industry. While Crouse Cartage has maintained a substantial portion of the additional freight volumes, LTL tonnage fell 3.4% in the second quarter of 1995. The trucking industry, including Crouse Cartage, was adversely impacted by the softening of the economy and competitive market pressures on freight rates during the second quarter of 1995.

LTL operating revenues rose 5.9% in the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. This was the net result of the continuation of the post-strike impacts during the first quarter of 1995 in comparison to the pre-strike first quarter of 1994 and the relative decline in second quarter 1995 revenues discussed above. Total LTL tonnage was 6.7% higher for the six months of 1995.

Truckload operating revenues rose 1.9% and 3.6%, respectively, for the second quarter and six months of 1995, on increased numbers of TL shipments hauled of 1.2% and 3.6%, respectively. A 0.7% improvement in TL revenue per shipment in the second quarter of 1995 added to the volume increase in that period.

Operating Expenses - Crouse Cartage's operating expenses as a percentage of operating revenue, or operating ratio, rose from 92.3% to 96.1%, for the second quarter, and from 94.0% to 95.8%, for the six months of 1994 and 1995, respectively. These increases are primarily the result of higher salaries, wages and employee benefits costs caused by; (1) a contractual increase in wages effective April 1, 1995, and (2) contractual increase as a percentage of union scale for those additional employees hired to handle the increased freight volumes during and after the April, 1994 teamsters strike. Operating supplies and expenses also increased as a percentage of operating revenue for the second quarter and six months of 1995 as compared to the same periods of 1994, primarily due to higher fuel costs.

Premium Finance - The operating results of APR for the month of June 1995 are included in the second quarter and six months 1995 operating results. During the month of June 1995, APR financed $5.2 million in insurance premiums. APR's operating results were not material to Anuhco's consolidated operating revenue or net income for the second quarter or six months ended June 30, 1995.

In connection with the acquisition of APR, Anuhco recorded one-time expenses of approximately $300,000.

Other - As a result of its strong cash position, Anuhco recorded substantial increases in interest income for the second quarter and six months ended June 30, 1995, from the corresponding periods of
1994.   Anuhco's effective tax rate for the second quarter and six months of 1995 was 20%. No provision was recorded during those periods of 1994 due to the company's utilization of certain tax net operating loss attributes.

                       FINANCIAL CONDITION

The Company's financial condition remained strong at June 30, 1995 with no debt and over $34 million in cash and investments at the Anuhco level, as well as over $14 million in cash and investments included in the net assets of AFS. In June 1995, AFS paid a dividend of $6.8 million to Anuhco. During the second quarter of 1995 Anuhco completed the acquisition of APR and related software and services using $11.5 million in available funds. In addition, during the first six months of 1995, Crouse Cartage has purchased $3.8 million of operating property and equipment, without incurring any long term indebtedness.

In connection with the acquisition of APR, the Company became the guarantor of an agreement under which APR sells undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable receivables to be sold under this agreement is $30 million and a total of $21.5 million of such receivables had been securitized as of June 30, 1995. This agreement has been extended by amendment to September 30, 1995. The Company has pledged $22.8 million of short-term investments to provide additional security to the receivable purchaser until a replacement financing arrangement is obtained. The Company is currently negotiating a replacement credit facility which it expects to close under similar terms. The Company has sufficient available cash and investments to finance APR's operations, even if an acceptable financing arrangement is not closed prior to the termination of the current arrangement.

On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. This program was activated in July 1995 and is being funded from available cash and investments.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  Reference is made to Item 3 of the
Registrant's Annual Report on Form 10-K for the year ended December
31, 1994.

Item 2.  Changes in Securities  None

Item 3.  Defaults Upon Senior Securities  None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  Annual Meeting of Shareholders was held on May 23, 1995.

(b) The board of directors previously reported to the Commission was re-elected in its entirety.

(c)  The matters voted upon at the Annual Meeting were as follows:

     (1) All seven nominees for director were re-elected as follows:

                                            Shares Voted
            Nominee                        For      Withheld
          Joe J. Brown                  5,623,008   184,899
          William D. Cox                5,739,757    68,150
          Lawrence D. ("Larry") Crouse  5,739,035    68,872
          Donald M. Gamet               5,734,938    72,969
          Roy R. Laborde                5,739,758    68,149
          Eleanor Brantley Schwartz     5,736,508    71,399
          Walter P. Walker              5,738,036    69,871

     (2) The selection of Arthur Andersen, LLP, as independent public accountants was ratified with 5,633,206 shares voting for, 46,979 shares voting against, 37,017 shares abstaining and 90,705 shares not voted by brokers.

Item 5.  Other Information  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    2(a) Stock Purchase Agreement dated May 23, 1995 by and among Anuhco, Inc., Seafield Capital Corporation and C. Ted McCarter (incorporated by reference from Exhibit 2(a) to the Current Report on Form 8-K dated May 31, 1995 filed by the Company with the Commission).

   10(a) Consulting and Assignment Agreement dated May 31, 1995 by and between Seafield Capital Corporation and Anuhco, Inc. (incorporated by reference from Exhibit 10(a) to the Current Report on Form 8-K dated May 31, 1995 filed by the Company with the Commission).

   10(b)(i)      Receivables Purchase Agreement by and among
                 Agency Premium Resource, Inc., Seafield Capital
                 Corporation and Continental Bank N.A. dated July
                 16, 1993.

   10(b)(ii)     First Amendment to Receivables Purchase Agreement
                 by and among Agency Premium Resource, Inc.,
                 Seafield Capital Corporation and Continental Bank
                 N.A. dated September 15, 1993.

   10(b)(iii)    Second Amendment to Receivables Purchase
                 Agreement by and among Agency Premium Resource,
                 Inc., Seafield Capital Corporation and
                 Continental Bank N.A. dated August 29, 1994.

   10(b)(iv)     Third Amendment to Receivables Purchase Agreement
                 and Assumption Agreement by and among Agency
                 Premium Resource, Inc., Seafield Capital
                 Corporation, Anuhco, Inc. and Bank of America
                 Illinois dated May 31, 1995.

   19(a)         Report to Shareholders for the Second Quarter,
                 1995, dated August 10, 1995.

   27            Financial Data Schedule

(b)  Reports on Form 8-K

    (1) A Current Report on Form 8-K, dated May 23, 1995, was filed on May 23, 1995 to report the execution of definitive agreements for the acquisition of all of the outstanding stock of Agency Premium Resource, Inc.
          and Subsidiary.

    (2) A Current Report on Form 8-K, dated May 31, 1995, was filed on June 15, 1995 to report the completion of the acquisition of all of the outstanding stock of Agency
          Premium Resource, Inc. and Subsidiary.

    (3) Amendment Number 1 to Current Report on Form 8-K, dated May 31, 1995, was filed on July 21, 1995 to report the completion of the acquisition of all of the outstanding stock of Agency Premium Resource, Inc. and Subsidiary. The financial statements filed were as follows:

          I.   Historical Financial Statements of Agency Premium
               Resource, Inc. and Subsidiary (business acquired).

               Condensed Interim Financial Statements (unaudited)

               Consolidated Balance Sheet as of March 31, 1995

               Consolidated Statements of Earnings for the Three
               Months Ended March 31, 1995 and 1994

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1995 and 1994

               Notes to Condensed Interim Financial Statements

          Annual Financial Statements -

               Report for KPMG Peat Marwick LLP, dated February 9,
               1995

               Consolidated Balance Sheets as of December 31, 1994
               and 1993

               Consolidated Statements of Earnings for the years ended December 31, 1994 and 1993

               Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1993

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994 and 1993

               Notes to Consolidated Financial Statements

          II. Condensed Pro Forma Financial Statements of Anuhco, Inc. and Agency Premium Resource, Inc. (Unaudited)

               Description of Pro Forma Financial Statements

               Condensed Pro Forma Balance Sheet at March 31, 1995

               Condensed Pro Forma Statement of Earnings for the year ended December 31, 1994

               Condensed Pro Forma Statement of Earnings for the three months ended March 31, 1995

               Notes to Pro Forma Financial Statements


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Anuhco, Inc.
                        Registrant

                         By: /s/ Timothy P. O'Neil
                         Timothy P. O'Neil, President
                         and Chief Financial Officer

Date:  August 11, 1995

                          EXHIBIT INDEX
Assigned
Exhibit
 Number             Description of Exhibit

 2(a) Stock Purchase Agreement dated May 23, 1995 by and among Anuhco, Inc., Seafield Capital Corporation and
              C. Ted McCarter (incorporated by reference from
              Exhibit 2(a) to the Current Report on Form 8-K dated May 31, 1995 filed by the Company with the Commission).

10(a) Consulting and Assignment Agreement dated May 31, 1995 by and between Seafield Capital Corporation and Anuhco, Inc. (incorporated by reference from Exhibit 10(a) to the Current Report on Form 8-K dated May 31, 1995 filed by the Company with the Commission).

10(b)(i)      Receivables Purchase Agreement by and among Agency
              Premium Resource, Inc., Seafield Capital Corporation and Continental Bank N.A. dated July 16, 1993.

10(b)(ii)     First Amendment to Receivables Purchase Agreement by
              and among Agency Premium Resource, Inc., Seafield
              Capital Corporation and Continental Bank N.A. dated
              September 15, 1993.

10(b)(iii)    Second Amendment to Receivables Purchase Agreement
              by and among Agency Premium Resource, Inc., Seafield
              Capital Corporation and Continental Bank N.A. dated
              August 29, 1994.

10(b)(iv)     Third Amendment to Receivables Purchase Agreement
              and Assumption Agreement by and among Agency Premium
              Resource, Inc., Seafield Capital Corporation,
              Anuhco, Inc. and Bank of America Illinois dated May
              31, 1995.

19(a) Report to Shareholders for the Second Quarter, 1995, dated August 10, 1995.

27            Financial Data Schedule

</PAGE/