Form 10-Q
period 1995-09-30
ANUHCO INC
filed 1995-11-09
CIK 719271

Form 10-Q


                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION


                         Washington, D. C.  20549


              [x] Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For Quarter Ended September 30, 1995

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
                     Telephone Number - (913) 451-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes x .  No.   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock.


                               Anuhco, Inc.
                       Common Stock, $0.01 par value
                       7,139,970 shares outstanding
                          as of November 8, 1995

Form 10-Q
Contains 15 pages
                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ANUHCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                    For the Periods Ended September 30
                   (In Thousands, Except Per Share Data)
                                   Third Quarter          Nine Months
                                    1995   1994          1995     1994
Operating Revenue................ $24,651 $24,913 $73,851 $71,271
Operating Expenses...............  23,967       23,472  71,716  67,251
Operating Income.................     684        1,441   2,135   4,020
Nonoperating Income (Expense)
       Interest income................     497      76   1,655     188
       Interest expense...............    (  6)   ( 23)   ( 72)   (102)
  Gain on sale of property and
         equipment, net...............       9      29      52      43
       Other, net.....................     --      --      --        1
Total nonoperating income (expense)   500      82   1,635     130
Income from Continuing Operations
       before Income Taxes............   1,184   1,523   3,770   4,150
Income Tax Provision (Note 2)....     237     --      754     --
Income from Continuing Operations     947        1,523   3,016   4,150
Income from Discontinued Operations
       (Note 6).......................     --      --      --    1,250
Net Income....................... $   947 $ 1,523 $ 3,016 $ 5,400
Average Common Shares Outstand-
  ing (Note 5)...................   7,392   7,544   7,500   7,543
Net Income Per Share from Continu-
  ing Operations.................  $0.13   $0.20   $0.40   $0.55
Net Income Per Share from Discon-
  tinued Operations..............  $0.00   $0.00   $0.00   $0.16
Net Income Per Share.............  $0.13   $0.20   $0.40   $0.71

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                          Sept 30   Dec. 31
                                           1995      1994
                        ASSETS              (In Thousands)
Current Assets
Cash and temporary cash investments....... $ 5,224  $11,365
  Short term investments..................  28,027   26,893
  Freight accounts receivable, less
  allowance for doubtful accounts of $486
    and $389, respectively................   9,263    8,675
  Finance accounts receivable, less
    allowance for doubtful accounts of $84   8,499      --
  Other current assets....................     796      983
  AFS Net Assets (Note 6).................  14,341   21,095
  Total current assets....................  66,150   69,011
Operating Property, at Cost
  Revenue equipment.......................  18,868   15,939
  Land....................................   2,826    2,761
  Structures and improvements.............   7,468    6,859
  Other operating property................   4,609    4,097
                                            33,771   29,656
  Less accumulated depreciation........... (17,154) (15,239)
    Net operating property................  16,617   14,417
Long-Term Obligation Receivable...........     --     1,270
Intangibles and Other Assets (Note 7).....   3,316       74
                                           $86,083  $84,772

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable........................ $ 1,507  $   906
  Accrued payroll and fringes.............   5,455    5,775
  Claims and insurance accruals...........     541      247
  Accrued and current deferred income taxes    587      --
  Other accrued expenses..................   1,083      425
  Total current liabilities...............   9,173    7,353
Shareholders' Equity (Note 5)
  Preferred stock with $0.01 par value,
  authorized 1,000,000 shares, none
  outstanding.............................     --      --
  Common stock with $0.01 par value,
  authorized 13,000,000 shares, outstanding
  7,139,970 and7,552,920 shares,respectively    76       76
  Paid-in capital.........................   5,357    5,339
  Retained earnings.......................  75,020   72,004
  Treasury stock, 417,100 shares, at cost. ( 3,543)    --
  Total shareholders' equity..............  76,910   77,419
                                           $86,083  $84,772

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the First Nine Months Ended September 30
                                                  1995     1994
                                                 (In Thousands)
Cash Flows From Operating Activities -
  Net income................................... $ 3,016  $ 5,400
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Gain on sale of assets..................... (    50)  (   43)
    Depreciation and amortization..............   2,107    1,727
    Provision for doubtful accounts receivable.     250      --
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities....................     411   (  366)
    Income from discontinued
       operations (Note 6).....................     --    (1,250)
Net Cash Provided(Used) by operating activities   5,734    5,468
Cash Flows from Investing Activities -
  Proceeds from discontinued operations
    (Note 6)...................................   6,754    1,250
  Purchase of finance subsidiary and related
    software/service agreement................. (11,216)     --
  Purchase of operating property............... ( 4,008)  (5,334)
  Short-term investments, net.................. ( 1,134)  (4,350)
                                                ( 9,604)  (8,434)
Cash Flows from Financing Activities -
  Payments to acquire treasury stock........... ( 3,543)     --
  Repayment of debt............................     --    (1,390)
  Collection of long-term obligation receivable   1,270      --
  Other........................................       2      --
                                                ( 2,271)  (1,390)
Net Increase (Decrease) In Cash and
  Temporary Cash Investments................... ( 6,141)  (4,356)
Cash and Temporary Cash Investments at
  beginning of period..........................  11,365    4,708
Cash and Temporary Cash Investments
  at end of period............................. $ 5,224  $   352
Cash Paid During the Period for:
  Interest..................................... $   --   $   107
  Income Taxes.................................   1,153       47

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       For the Periods Ended September 30
                                       Third Quarter   Nine Months
                                       1995     1994   1995   1994
                                            (In Thousands)
Common Stock -
  Balance at beginning and end of
    period...........................  $    76 $    75 $    76 $   75
Paid-in Capital -
  Balance at beginning of period.....  $ 5,357 $ 5,322 $ 5,339 $ 5,319
  Issuance of common shares under the
    Incentive Stock Plan.............     --         7      18      10
  Balance at end of period...........  $ 5,357 $ 5,329 $ 5,357 $ 5,329
Retained Earnings -
  Balance at beginning of period.....  $74,073 $15,541 $72,004 $11,664
  Net Income.........................      947   1,523   3,016   5,400
  Balance at end of period...........  $75,020 $17,064 $75,020 $17,064
Treasury Stock -
  Balance at beginning of period.....  $   --  $   --  $   --    $ --
  Purchase of 417,100 shares of
    Common Stock.....................   (3,543)    --   (3,543)    --
  Balance at end of period...........  $(3,543)$   --  $(3,543)  $ --

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

2.   Income Taxes

The Company accounts for income taxes in accordance with the liability method as required in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The impact of significant temporary differences and carryforwards representing deferred tax assets and liabilities is determined utilizing the enacted tax rates expected to be in effect when such differences reverse. At December 31, 1994 the Company had utilized substantially all of its net operating loss and tax credit carryforwards, but anticipated the generation of additional tax attributes during 1995 from the continued winddown of its subsidiary, American Freight System, Inc. ("AFS") - See Note 6.
The provision for income taxes during the third quarter and first nine months represents the estimated tax provision, net of any such additional tax attributes to be generated by AFS.

3.   Profit Sharing

In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage"); a wholly owned subsidiary of Anuhco, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect at least through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is later. The accompanying consolidated balance sheet for the period ended September 30, 1995 includes an accrual for profit sharing costs of $731,559. The accompanying consolidated statements of income include profit sharing costs of $731,559 and $2,918,250 for the third quarter and nine months of 1995, respectively.

4.   Revolving Credit Agreement

In September 1988, Crouse Cartage entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In September, 1995 the term of this agreement was extended to June 30, 1997. There was no outstanding balance on this revolving line of credit at September 30, 1995.

5.   Shareholders' Equity

Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 7,392,253 and 7,499,773 for the quarter and year to date periods ending September 30, 1995, respectively, and 7,543,631 and 7,543,217 for the quarter and year to date periods ending September 30, 1994, respectively.

On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the third quarter of 1995, the Company repurchased 417,100 shares of common stock, which represented 5.5% of outstanding shares before initiating the program, at a cost of $3,543,000.

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

AFS has made full payment of all its resolved claims and liabilities. In June 1995, AFS paid an additional dividend of $6.8 million to Anuhco. The remaining AFS net assets are estimated to have net realizable value of $14.3 million. The primary assets include approximately $14 million in cash and deposits and $3 million of receivables. Gross unresolved claims, primarily related to workers' compensation insurance coverage, are approximately $9 million.

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

APR has an agreement with a financial institution whereby it can sell undivided interests in a designated pool of accounts receivable, up to a maximum of $30 million, on an ongoing basis. Anuhco has assumed certain guarantees of the securitized receivables, $19 million as of September 30, 1995. The securitized receivables are reflected as sold and therefore not included in the accompanying consolidated balance sheet.

On October 20, 1995, APR entered into a new three year agreement with a new receivable purchaser to sell an undivided interest in a designated pool of receivables. The maximum allowable receivables to be sold under this new agreement is $30 million. Proceeds from the initial funding of this agreement were utilized to eliminate all outstanding balances under the prior agreement. Anuhco serves as guarantor in certain limited circumstances under this agreement.

The following reflects the operating results of Anuhco for the third quarter and nine months ended September 30, 1995 and 1994, assuming the acquisition occurred as of the beginning of each of the respective periods:

                   Pro Forma Operating Results
                           (Unaudited)
              (in thousands, except per share data)
                           Third Quarter     Nine Months
                           1995     1994     1995     1994
                         (as re-
                         ported)
Operating Revenue.......  $24,651  $25,750  $75,436  $74,024
Income from Continuing
  Operations............      947    1,402    3,156    4,164
Income from Discontinued
  Operations............     --        --      --      1,250
Net Income..............  $   947  $ 1,402  $ 3,156  $ 5,414
Net Income Per Share:
 Continuing Operations..    $0.13    $0.19    $0.42    $0.55
 Discontinued Operations     0.00     0.00     0.00     0.16
  Total.................    $0.13    $0.19    $0.42    $0.71

The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                      RESULTS OF OPERATIONS

Third quarter and nine months ended September 30, 1995 compared to the third quarter and nine months ended September 30, 1994.

With the acquisition of APR on May 31, 1995, Anuhco now operates in two distinct industries; transportation, through its subsidiary, Crouse Cartage; and insurance premium finance, through its subsidiary, APR.

Transportation - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                              Percent of Operating Revenue
                              Third  Quarter   Nine Months
                               1995    1994   1995    1994
Salaries, wages and
 employee benefits..........   55.8%   53.9%  55.5%   53.8%
Operating supplies
 and expenses...............   11.2    11.0   11.4    11.0
Operating taxes
 and licenses...............    2.5     2.5    2.7     2.7
Insurance and claims........    2.3     2.1    2.2     2.2
Depreciation................    2.9     2.5    2.7     2.4
Purchased transportation....   22.5    21.6   21.8    21.8
Total operating expenses....   97.2%  93.6%  96.3%   93.9%

Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                  Qtr 3 1995  Nine Months 1995
                                      vs.           vs.
                                  Qtr 3 1994  Nine Months 1994
Increase (decrease) from:
  Less-than-truckload shipments     $  (820)       $  786
  Less-than-truckload revenue
    per shipment...............        (333)          205
  Truckload revenues...........        (124)          244
    Net increase (decrease)....     $(1,277)       $1,235

Less-than-truckload ("LTL") operating revenues fell by 5.9% in the third quarter of 1995 as compared to the same period of 1994. This decline for the current quarter is in comparison to the strong quarter achieved by Crouse Cartage in the same period of 1994 following the teamsters union strike against certain competitors and the closing of a regional competitor. During the second quarter of 1994, Crouse Cartage's freight volumes rose over 30%, compared to the same period of 1993, with minimal rate discounting due to the shortage of capacity within the industry. While Crouse Cartage has maintained a substantial portion of the additional freight volumes, LTL tonnage fell 3.7% in the third quarter of 1995. The trucking industry, including Crouse Cartage, was adversely impacted by the softening of the economy and competitive market pressures on freight rates during the third quarter of 1995.

LTL operating revenues rose 1.8% in the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. This was the net result of the continuation of the post-strike impacts during the first quarter of 1995 in comparison to the pre-strike first quarter of 1994 and the relative decline in second and third quarter 1995 revenues discussed above. Total LTL tonnage was 3.0% higher for the nine months of 1995.

Truckload operating revenue fell 2.3% in the third quarter as the net result of a 7.6% decline in the number of shipments hauled and a 5.7% increase in revenue per shipment. Truckload revenues were up 1.6% for the first nine months of 1995 primarily due to an increase in revenue per shipment. The increases in revenue per shipment were the result of growth in the average miles per shipment, net of declines in revenue per mile.

Operating Expenses - Crouse Cartage's operating expenses as a percentage of operating revenue, or operating ratio, rose from 93.6% to 97.2%, for the third quarter, and from 93.9% to 96.3%, for the nine months of 1994 and 1995, respectively. These increases are primarily the result of higher salaries, wages and employee benefits costs caused by; (1) a contractual increase in wages effective April 1, 1995, and (2) contractual increase as a percentage of union scale for those additional employees hired to handle the increased freight volumes during and after the April, 1994 teamsters strike. Purchased transportation also increased as a percentage of operating revenue for the third quarter of 1995 as compared to the same period of 1994, primarily due to a contractual increase in costs of approximately 5% effective July 1, 1995.

Premium Finance - The operating results of APR since June 1, 1995 are included in the third quarter and nine months 1995 operating results. Since June 1, 1995, APR financed $21 million in insurance premiums. APR generated operating revenue of $1 million and $1.3 million and operating income of $156,000 and $205,000 for the third quarter and nine months ended September 30, 1995, respectively.

In connection with the acquisition of APR, Anuhco recorded one-time expenses of approximately $300,000 in the second quarter of 1995.

Other - As a result of its strong cash position, Anuhco recorded substantial increases in interest income for the third quarter and nine months ended September 30, 1995, from the corresponding
periods of 1994.   Anuhco's effective tax rate for the third
quarter and nine months of 1995 was 20%. No provision was recorded during those periods of 1994 due to the company's utilization of certain tax net operating loss attributes.

                       FINANCIAL CONDITION

The Company's financial condition remained strong at September 30, 1995 with no debt and over $33 million in cash and investments at the Anuhco level, as well as approximately $14 million in cash and investments included in the net assets of AFS. In June 1995, AFS paid a dividend of $6.8 million to Anuhco. During the second quarter of 1995 Anuhco completed the acquisition of APR and related software and services using $11.5 million in available funds. In addition, during the first nine months of 1995, Crouse Cartage has purchased $4.1 million of operating property and equipment, without incurring any long term indebtedness. Crouse Cartage has a commitment to purchase new tractors at a cost of approximately $1 million. These units will be delivered in the first quarter of 1996 and will be purchased using available funds.

In connection with the acquisition of APR, the Company became the guarantor of an agreement under which APR sells undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable receivables to be sold under this agreement is $30 million and a total of $19 million of such receivables had been securitized as of September 30, 1995. This agreement was extended by amendments to November 30, 1995. The Company had pledged $23.1 million of short-term investments to provide additional security to the receivable purchaser until a replacement financing arrangement was obtained. On October 20, 1995 APR entered into a new three year agreement with a new receivable purchaser to sell an undivided interest in a designated pool of receivables. The maximum allowable receivables to be sold under this new agreement is $30 million. Proceeds from the initial funding of this agreement were utilized to eliminate all outstanding balances under the prior agreement. Anuhco serves as guarantor in certain limited circumstances under this agreement.

On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the third quarter of 1995, the Company repurchased 417,100 shares of common stock, which represented 5.5% of outstanding shares before initiating the program, at a cost of $3,543,000. This program is being funded from available cash and investments.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  Reference is made to Item 3 of the
Registrant's Annual Report on Form 10-K for the year ended December
31, 1994.

Item 2.  Changes in Securities  None

Item 3.  Defaults Upon Senior Securities  None

Item 4.  Submission of Matters to a Vote of Security Holders  None

Item 5.  Other Information

Changes in Registrant's Certifying Accountant - Effective November 2, 1995, Arthur Andersen LLP resigned as independent public accountants for the Company. Arthur Andersen LLP's report on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and any subsequent interim period there are and have been no disagreements or reportable events on any matters of accounting principles or practices, financial statement disclosures or auditing scopes or procedures. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company and Arthur Andersen LLP.

Pursuant to Item 304(a)(3) of Regulation S-K, the Company has provided Arthur Andersen LLP with a copy of this Form 10-Q and has requested Arthur Andersen LLP to furnish the Company with a response addressed to the Securities and Exchange Commission as to whether Arthur Andersen LLP concurs with the statements made in this Item 5 with respect to Arthur Andersen LLP. A copy of such letter is attached as Exhibit 16.

On November 3, 1995, the Company selected Coopers & Lybrand L.L.P. as independent public accountants for the 1995 fiscal year. During the two years ended December 31, 1994 and 1993, and the interim period of 1995, the Company has not consulted Coopers & Lybrand L.L.P. regarding the application of accounting principles or the type of opinion that might be rendered on the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K
(a)    Exhibits

10(a) Receivables Purchase Agreement by and among Agency Premium
Resource, Inc., APR Funding Corporation, Anuhco, Inc., Clipper
Receivables Corporation, State Street Boston Capital Corporation and Norwest Bank Minnesota, N.A., dated October 20, 1995.

16    Letter re: Change in Certifying Accountant.

19(a) Report to Shareholders for the Third Quarter, 1995, dated
November 7, 1995.

27    Financial Data Schedule

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

                                Anuhco, Inc.
                                Registrant

                            By: /s/ Timothy P. O'Neil
                            Timothy P. O'Neil, President
                            and Chief Financial Officer


Date:  November 8, 1995

                          EXHIBIT INDEX

Assigned
Exhibit
Number             Description of Exhibit

10(a)  Receivables Purchase Agreement by and among Agency Premium
Resource, Inc., APR Funding Corporation, Anuhco, Inc., Clipper
Receivables Corporation, State Street Boston Capital Corporation and Norwest Bank Minnesota, N.A., dated October 20, 1995.

16     Letter re: Change in Certifying Accountant.

19(a)  Report to Shareholders for the Third Quarter, 1995, dated
November 7, 1995.

27     Financial Data Schedule.
