Form 10-Q/A
period 1995-09-30
ANUHCO INC
filed 1995-12-13
CIK 719271

Form 10-Q/A
                         Amendment No. 1

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
                Telephone Number - (913) 451-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes x .  No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                          Anuhco, Inc.
                  Common Stock, $0.01 par value
                  7,139,970 shares outstanding
                     as of November 8, 1995

Form 10-Q/A
Contains 2 pages

                   PART II - OTHER INFORMATION

(a)  Exhibits

     3(b) Restated By Laws of Anuhco, Inc., as adopted
          August 29, 1995.
(b)  Reports on Form 8-K   None


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

Date:  December 12, 1995

                          EXHIBIT INDEX

Assigned
Exhibit
 Number                Description of Exhibit

3(b) Restated By Laws of Anuhco, Inc., as adopted
     August 29, 1995.