Form 10-Q/A
period 1995-03-31
ANUHCO INC
filed 1996-01-10
CIK 719271

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

Form 10-Q/A
Contains 10 pages
                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANUHCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
     For the Quarter and Year-To-Date Ending March 31, 1995
              (In Thousands, Except Per Share Data)
                                                First Quarter
                                                1995     1994
                                             (Restated;
                                             See Note 7)
Operating Revenue...........................  $24,632  $21,184
Operating Expense...........................   23,663   20,442
Operating Income............................      969      742
Nonoperating Income (Expense)
  Gain on sale of property and equipment,
    net.....................................       20        7
  Interest income...........................      612       49
  Interest expense..........................       (3)     (40)
  Other, net................................        1      ( 6)
    Total nonoperating income (expense).....      630       10
Income from Continuing Operations before
  Income Taxes..............................    1,599      752
Income Tax Provision (Note 2)...............      688      --
Income from Continuing Operations...........      911      752
Income from Discontinued Operations.........      368      --
Net Income..................................  $ 1,279  $   752
Average Common Shares Outstanding (Note 5)..    7,554    7,543
Net Income Per Share from
  Continuing Operations.....................    $0.12    $0.10
Net Income Per Share from
   Discontinued Operations..................    $0.05    $ --
Net Income Per Share........................    $0.17    $0.10

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                  March 31    Dec 31
                                                     1995      1994
                                                     (In Thousands)
                                                  (Restated;
                           ASSETS                 See Note 7)
Current Assets
  Cash..........................................   $ 1,945    $11,365
  Short term investments........................    37,244     26,893
  Accounts receivable, less allowance for doubt-
     ful accounts of $436 and $389 respectively.     9,017      8,675
  Insurance refund receivable...................       329        329
  Inventories...................................       413        365
  Prepayments...................................       775        289
  AFS Net Assets (Note 6).......................    21,463     21,095
     Total current assets.......................    71,186     69,011
Operating Property, at Cost
  Revenue equipment.............................    16,938     15,939
  Land..........................................     2,810      2,761
  Structures and improvements...................     7,215      6,859
  Other operating property......................     4,218      4,097
                                                    31,181     29,656
     Less accumulated depreciation..............   (15,815)   (15,239)
       Net property & equipment.................    15,366     14,417
Long-Term Obligation Receivable.................       --       1,270
Other Assets....................................       116         74
                                                   $86,668    $84,772

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................   $ 1,044    $   906
  Accrued payroll and fringes...................     5,817      5,775
  Claims and insurance accruals.................       275        247
  Accrued and current deferred income taxes.....       524        --
  Other accrued expenses........................       301        425
     Total current liabilities..................     7,961      7,353
Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....      --          --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,554,320
    shares (Note 5).............................        76         76
  Paid-in capital...............................     5,348      5,339
  Retained earnings.............................    73,283     72,004
     Total shareholders' equity.................    78,707     77,419
                                                            $86,668    $84,772
           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          ANUHCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  First Quarter
                                                  1995     1994
                                                 (In Thousands)
                                               (Restated;
                                               See Note 7)
Cash Flows From Operating Activities -
  Net income................................... $ 1,279  $   752
  Adjustments to reconcile net income to net
   cash generated in operating activities -
    Gain on sale of assets.....................    ( 20)    (  7)
    Depreciation and amortization..............     598      519
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities....................    (268)    (833)
    Income from discontinued operations........    (368)     --
         Total adjustments.....................    ( 58)    (321)
Net Cash Provided (Used) by operating activities  1,221      431
Cash Flows from Investing Activities -
  Purchase of operating property............... ( 1,560)  (3,138)
  Short term investments, net.................. (10,351)     --
                                                (11,911)  (3,138)
Cash Flows from Financing Activities -
  Borrowings under Revolving Credit Agreement
    (Note 4)...................................     --       800
  Collection of long-term obligation receivable   1,270      --
  Repayment of Debt............................     --    (  240)
                                                  1,270      560
Net Increase (Decrease) In Cash and
  Temporary Cash Investments...................  (9,420)  (2,147)
Cash and Temporary Cash Investments at
  beginning of period..........................  11,365    4,708
Cash and Temporary Cash Investments at
  end of period................................ $ 1,945  $ 2,561
Cash Paid During the Period for:
  Interest..................................... $   --   $    41
  Income Tax...................................      95       41

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         For the Periods Ended March 31
                                                    First Quarter
                                                    1995    1994
                                                   (In Thousands)
Common Stock -
  Balance at beginning and end of period........  $    76  $    75
Paid-in Capital -
  Balance at beginning of period................  $ 5,339  $ 5,319
  Issuance of common shares under the Incentive
     Stock Plan.................................        9        2
  Balance at end of period......................  $ 5,348  $ 5,321
Retained Earnings -
  Balance at beginning of period................  $72,004  $11,664
  Net Income....................................    1,279      752
  Balance at end of period......................  $73,283  $12,416

           The accompanying notes to consolidated financial statements are an integral part of these statements.
                  ANUHCO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (RESTATED)

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

  AFS has made the full payment of all its resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $21.5 million. The primary assets include over $23 million in cash and deposits and $8 million of receivables. Gross unresolved claims, primarily related to workers' compensation insurance coverage, are approximately $10 million.

  AFS is in the process of resolving these claims, however until this process is completed the amount of liabilities cannot be ascertained. The ultimate resolution of the amounts, validity and priority of recorded liabilities and other claims is uncertain at this time. Accordingly, AFS net assets reflect estimated amounts due on such liabilities and claims.

7.  Restatement of Previously Issued Financial Statements

  The accompanying financial statements for the quarter ended March 31, 1995 have been restated to reclassify the recognition of certain tax benefits, related to the AFS Net Assets, from Income from Continuing Operations to Income from Discontinued Operations, as follows:

                                         Three Months Ended
                                           March 31, 1995
                                                     As
                                            As    Originally
                                         Restated  Reported
                                       (in thousands, except
                                          per share data)
Income from Continuing Operations
  before Income Taxes..................  $ 1,599  $ 1,599
Income Tax Provision...................      688      320
Income from Continuing Operations......      911    1,279
Income from Discontinued Operations....      368      --
Net Income.............................  $ 1,279  $ 1,279
Net Income per Share from Continuing
  Operations...........................    $0.12    $0.17
Net Income per Share from Discontinued
  Operations...........................    $0.05    $ --
Net Income per Share...................    $0.17    $0.17
AFS Net Assets.........................  $21,463  $21,095
Accrued and Current Deferred
  Income Taxes.........................  $   524  $   156

  In addition, certain amounts in the consolidated balance sheets and consolidated statements of cash flows have been reclassified to conform with the financial presentation in 1995.

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

  Anuhco's effective tax rate on continuing operations was 43% for the first quarter of 1995. No provision was recorded during the same period of 1994 due to the Company's utilization of certain tax net operating loss attributes. During the first quarter of 1995, the Company recognized income from discontinued operations relating to additional deferred tax benefits.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     20(a) - Report to Shareholders for the First Quarter, 1995, dated April 20, 1995 (incorporated by reference from Exhibit 20(a) to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1995).

     27    - Financial Data Schedule.

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

Date:  January 8, 1996