Form 10-Q/A
period 1995-06-30
ANUHCO INC
filed 1996-01-10
CIK 719271

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

Form 10-Q/A
Contains 17 pages

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                          For the Periods Ended June 30
                      (In Thousands, Except Per Share Data)
                                            Second Quarter     Six Months
                                             1995   1994     1995     1994
                                         (Restated;       (Restated;
                                         See Note 8)      See Note 8)
Operating Revenue......................... $24,569 $25,174  $49,200 $46,357
Operating Expenses........................  24,086  23,330   47,748  43,778
Operating Income..........................     483   1,844    1,452   2,579
Nonoperating Income (Expense)
  Interest income.........................     546      63    1,158     112
  Interest expense........................    ( 63)   ( 39)    ( 66)   ( 79)
  Gain on sale of property and
    equipment, net........................      22       7       42      14
  Other, net..............................     --      --         1       1
    Total nonoperating income (expense)...     505      31    1,135      48
Income from Continuing Operations
  before Income Taxes.....................     988   1,875    2,587   2,627
Income Tax Provision (Note 2).............     425     --     1,113     --
Income from Continuing Operations.........     563   1,875    1,474   2,627
Income from Discontinued Operations
  (Note 6)................................     227   1,250      595   1,250
Net Income................................ $   790 $ 3,125  $ 2,069 $ 3,877
Average Common Shares Outstanding (Note 5)   7,555   7,543    7,554   7,543
Net Income Per Share from Continuing
   Operations.............................   $0.07   $0.25    $0.19   $0.35
Net Income Per Share from Discontinued
   Operations.............................   $0.03   $0.16    $0.08   $0.16
Net Income Per Share......................   $0.10   $0.41    $0.27   $0.51

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   June 30   Dec. 31
                                                    1995      1994
                                                    (In Thousands)
                                                 (Restated;
                           ASSETS                See Note 8)
Current Assets
  Cash and temporary cash investments...........   $ 3,724  $11,365
  Short term investments........................    30,834   26,893
  Freight accounts receivable, less allowance
     for doubtful accounts of $447 and $389,
     respectively...............................     8,963    8,675
  Finance accounts receivable, less allowance
     for doubtful accounts of $226..............     8,276      --
  Other current assets..........................     1,232      983
  AFS Net Assets (Note 6).......................       908   21,095
     Total current assets.......................    67,937   69,011
Operating Property, at Cost
  Revenue equipment.............................    18,756   15,939
  Land..........................................     2,826    2,761
  Structures and improvements...................     7,408    6,859
  Other operating property......................     4,592    4,097
                                                    33,582   29,656
     Less accumulated depreciation..............   (16,525) (15,239)
       Net operating property...................    17,057   14,417
Long-Term Obligation Receivable.................       --     1,270
Intangibles and Other Assets (Note 7)...........     3,391       74
                                                   $88,385  $84,772

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................   $   957  $   906
  Accrued payroll and fringes...................     5,744    5,775
  Claims and insurance accruals.................       304      247
  Accrued and current deferred income taxes.....       965      --
  Other accrued expenses........................       909      425
     Total current liabilities..................     8,879    7,353
Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --       --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,557,070 and
    7,552,920 shares, respectively (Note 5).....        76       76
  Paid-in capital...............................     5,357    5,339
  Retained earnings.............................    74,073   72,004
     Total shareholders' equity.................    79,506   77,419
                                                   $88,385  $84,772

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the First Six Months Ended June 30
                                                  1995     1994
                                                 (In Thousands)
                                              (Restated;
                                              See Note 8)
Cash Flows From Operating Activities -
  Net income................................... $ 2,069  $ 3,877
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Gain on sale of assets..................... (    42)  (   14)
    Depreciation and amortization..............   1,335    1,112
    Provision for doubtful accounts receivable.     109      --
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities....................     345   (  289)
    Income from discontinued
       operations (Note 6).....................    (595)  (1,250)
Net Cash Provided(Used) by operating activities   3,221    3,436
Cash Flows from Investing Activities -
  Proceeds from discontinued operations
    (Note 6)...................................   6,782    1,250
  Purchase of finance subsidiary and related
    software/service agreement................. (11,216)     --
  Purchase of operating property............... ( 3,772)  (4,627)
  Short-term investments, net.................. ( 3,941)  (1,000)
                                                (12,147)  (4,377)
Cash Flows from Financing Activities -
  Repayment of debt............................     --    (  560)
  Collection of long-term obligation receivable   1,270      --
  Other........................................      15      --
                                                  1,285   (  560)
Net Increase (Decrease) In Cash and
  Temporary Cash Investments................... ( 7,641)  (1,501)
Cash and Temporary Cash Investments at
  beginning of period..........................  11,365    4,708
Cash and Temporary Cash Investments
  at end of period............................. $ 3,724  $ 3,207
Cash Paid During the Period for:
  Interest..................................... $   --   $    79
  Income Taxes.................................      97       43

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

  AFS has made full payment of all its resolved claims and liabilities. In June 1995, AFS paid an additional dividend of $6.8 million to Anuhco. The remaining AFS net assets are estimated to have net realizable value of $14.9 million. The primary assets include over $14 million in cash and deposits and $4 million of receivables. Gross unresolved claims, primarily related to workers' compensation insurance coverage, are approximately $10 million.

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

  The following reflects the operating results of Anuhco for the second quarter and six months ended June 30, 1995 and 1994, assuming the acquisition occurred as of the beginning of each of the respective periods:

                   Pro Forma Operating Results
                           (Unaudited)
              (in thousands, except per share data)
                          Second Quarter      Six Months
                           1995     1994     1995     1994
Operating Revenue.......  $25,247  $26,279  $50,785  $48,273
Income from Continuing
  Operations............      616    1,777    1,573    2,505
Income from Discontinued
  Operations............      227    1,250      595    1,250
Net Income..............  $   843  $ 3,027  $ 2,168  $ 3,755
Net Income Per Share:
 Continuing Operations..    $0.08    $0.24    $0.21    $0.33
 Discontinued Operations     0.03     0.16     0.08     0.16
  Total.................    $0.11    $0.40     0.29    $0.49

  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.

8.  Restatement of Previously Issued Financial Statements

  The accompanying financial statements for the quarter and six months ended June 30, 1995 have been restated to reclassify the recognition of certain tax benefits, related to the AFS Net Assets, from Income from Continuing Operations to Income from Discontinued Operations, as follows:

                                     For the Periods Ended June 30, 1995
                                      Second Quarter         Six Months
                                                As                    As
                                     As     Originally    As      Originally
                                  Restated   Reported   Restated   Reported
                                    (in thousands, except per share data)
Income from Continuing Operations
 before Income Taxes.............  $   988    $   988     $ 2,587   $ 2,587
Income Tax Provision.............      425        198       1,113       518
Income from Continuing Operations      563        790       1,474     2,069
Income from Discontinued
 Operations......................      227        --          595       --
Net Income.......................  $   790    $   790     $ 2,069   $ 2,069
Net Income per Share from
 Continuing Operations...........    $0.07      $0.10       $0.19     $0.27

Net Income per Share from
 Discontinued Operations.........    $0.03      $ --        $0.08     $ --
Net Income per Share.............    $0.10      $0.10       $0.27     $0.27
AFS Net Assets...................  $14,908    $14,313
Accrued and Current Deferred
 Income Taxes....................  $   965    $   370

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

Other - As a result of its strong cash position, Anuhco recorded substantial increases in interest income for the second quarter and six months ended June 30, 1995, from the corresponding periods of
1994.   Anuhco's effective tax rate for the second quarter and six months of 1995 was 43%. No provision was recorded during those periods of 1994 due to the company's utilization of certain tax net operating loss attributes. During the second quarter and six months of 1995, the Company recognized income from discontinued operations relating to additional deferred tax benefits.

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

Item 5.  Other Information  None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    2(a) Stock Purchase Agreement dated May 23, 1995 by and among Anuhco, Inc., Seafield Capital
                 Corporation and C. Ted McCarter.

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

10(b)(i) Receivables Purchase Agreement by and among Agency Premium Resource, Inc., Seafield Capital Corporation and Continental Bank N.A. dated July 16, 1993. (incorporated by reference from Exhibit 10(b)(i) to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995).

10(b)(ii)  First Amendment to Receivables Purchase Agreement by and
           among Agency Premium Resource, Inc., Seafield Capital Corporation and Continental Bank N.A. dated September 15, 1993 (incorporated by reference from Exhibit 10(b)(ii) to the Quarterly Report on Form 10-Q for the Quarter Ended June 30,
           1995).

10(b)(iii) Second Amendment to Receivables Purchase Agreement by and
           among Agency Premium Resource, Inc., Seafield Capital Corporation and Continental Bank N.A. dated August 29, 1994 (incorporated by reference from Exhibit 10(b)(iii) to the Quarterly Report on Form 10-Q for the Quarter Ended June 30,
           1995).

10(b)(iv)  Third Amendment to Receivables Purchase Agreement and
           Assumption Agreement by and among Agency Premium Resource, Inc., Seafield Capital Corporation, Anuhco, Inc. and Bank of America Illinois dated May 31, 1995 (incorporated by reference from Exhibit 10(b)(iv) to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995).

19(a) Report to Shareholders for the Second Quarter, 1995, dated August 10, 1995 (incorporated by reference from Exhibit 19(a) to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995).

27         Financial Data Schedule
