Form 10-Q/A
period 1995-09-30
ANUHCO INC
filed 1996-01-10
CIK 719271

Form 10-Q/A
                         Amendment No. 2

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

Form 10-Q/A
Contains 16 pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       For the Periods Ended September 30
                      (In Thousands, Except Per Share Data)
                                            Third Quarter     Nine Months
                                             1995   1994     1995     1994
                                         (Restated;       (Restated;
                                         See Note 8)      See Note 8)
Operating Revenue......................... $24,651 $24,913  $73,851 $71,271
Operating Expenses........................  23,967  23,472   71,716  67,251
Operating Income..........................     684   1,441    2,135   4,020
Nonoperating Income (Expense)
  Interest income.........................     497      76    1,655     188
  Interest expense........................    (  6)   ( 23)    ( 72)   (102)
  Gain on sale of property and
    equipment, net........................       9      29       52      43
  Other, net..............................     --      --       --        1
    Total nonoperating income (expense)...     500      82    1,635     130
Income from Continuing Operations
  before Income Taxes.....................   1,184   1,523    3,770   4,150
Income Tax Provision (Note 2).............     509     --     1,621     --
Income from Continuing Operations.........     675   1,523    2,149   4,150
Income from Discontinued Operations
  (Note 6)................................     272     --       867   1,250
Net Income................................ $   947 $ 1,523  $ 3,016 $ 5,400
Average Common Shares Outstanding (Note 5)   7,392   7,544    7,500   7,543
Net Income Per Share from Continuing
   Operations.............................   $0.09   $0.20    $0.29   $0.55
Net Income Per Share from Discontinued
   Operations.............................   $0.04   $0.00    $0.11   $0.16
Net Income Per Share......................   $0.13   $0.20    $0.40   $0.71

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   Sept 30   Dec. 31
                                                    1995      1994
                                                    (In Thousands)
                                                 (Restated;
                  ASSETS                         See Note 8)
Current Assets
  Cash and temporary cash investments...........   $ 5,224  $11,365
  Short term investments........................    28,027   26,893
  Freight accounts receivable, less allowance
     for doubtful accounts of $486 and $389,
     respectively...............................     9,263    8,675
  Finance accounts receivable, less allowance
     for doubtful accounts of $84...............     8,499      --
  Other current assets..........................       796      983
  AFS Net Assets (Note 6).......................    15,208   21,095
     Total current assets.......................    67,017   69,011
Operating Property, at Cost
  Revenue equipment.............................    18,868   15,939
  Land..........................................     2,826    2,761
  Structures and improvements...................     7,468    6,859
  Other operating property......................     4,609    4,097
                                                    33,771   29,656
     Less accumulated depreciation..............   (17,154) (15,239)
       Net operating property...................    16,617   14,417
Long-Term Obligation Receivable.................       --     1,270
Intangibles and Other Assets (Note 7)...........     3,316       74
                                                   $86,950  $84,772

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................   $ 1,507  $   906
  Accrued payroll and fringes...................     5,455    5,775
  Claims and insurance accruals.................       541      247
  Accrued and current deferred income taxes.....     1,454      --
  Other accrued expenses........................     1,083      425
     Total current liabilities..................    10,040    7,353
Shareholders' Equity (Note 5)
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --       --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,139,970 and
    7,552,920 shares, respectively..............        76       76
  Paid-in capital...............................     5,357    5,339
  Retained earnings.............................    75,020   72,004
  Treasury stock, 417,100 shares, at cost.......   ( 3,543)     --
     Total shareholders' equity.................    76,910   77,419
                                                   $86,950  $84,772

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the First Nine Months Ended September 30
                                                  1995     1994
                                                 (In Thousands)
                                               (Restated;
                                               See Note 8)
Cash Flows From Operating Activities -
  Net income................................... $ 3,016  $ 5,400
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Gain on sale of assets..................... (    50)  (   43)
    Depreciation and amortization..............   2,107    1,727
    Provision for doubtful accounts receivable.     250      --
    Net increase (decrease) from change in
       other working capital items affecting
       operating activities....................   1,278   (  366)
    Income from discontinued
       operations (Note 6).....................  (  867)  (1,250)
Net Cash Provided(Used) by operating activities   5,734    5,468
Cash Flows from Investing Activities -
  Proceeds from discontinued operations
    (Note 6)...................................   6,754    1,250
  Purchase of finance subsidiary and related
    software/service agreement................. (11,216)     --
  Purchase of operating property............... ( 4,008)  (5,334)
  Short-term investments, net.................. ( 1,134)  (4,350)
                                                ( 9,604)  (8,434)
Cash Flows from Financing Activities -
  Payments to acquire treasury stock........... ( 3,543)     --
  Repayment of debt............................     --    (1,390)
  Collection of long-term obligation receivable   1,270      --
  Other........................................       2      --
                                                ( 2,271)  (1,390)
Net Increase (Decrease) In Cash and
  Temporary Cash Investments................... ( 6,141)  (4,356)
Cash and Temporary Cash Investments at
  beginning of period..........................  11,365    4,708
Cash and Temporary Cash Investments
  at end of period............................. $ 5,224  $   352
Cash Paid During the Period for:
  Interest..................................... $   --   $   107
  Income Taxes.................................   1,153       47

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       For the Periods Ended September 30
                                           Third Quarter     Nine Months
                                           1995    1994      1995    1994
                                                   (In Thousands)
Common Stock -
  Balance at beginning and end of
    period.............................. $    76  $    75  $    76  $    75
Paid-in Capital -
  Balance at beginning of period........ $ 5,357  $ 5,322  $ 5,339  $ 5,319
  Issuance of common shares under the
    Incentive Stock Plan................     --         7       18       10

  Balance at end of period.............. $ 5,357  $ 5,329  $ 5,357  $ 5,329
Retained Earnings -
  Balance at beginning of period........ $74,073  $15,541  $72,004  $11,664
  Net Income............................     947    1,523    3,016    5,400
  Balance at end of period.............. $75,020  $17,064  $75,020  $17,064
Treasury Stock -
  Balance at beginning of period........ $   --   $   --   $   --   $   --
  Purchase of 417,100 shares of
    Common Stock........................  (3,543)     --    (3,543)     --
  Balance at end of period.............. $(3,543) $   --   $(3,543) $   --

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

  AFS has made full payment of all its resolved claims and liabilities. In June 1995, AFS paid an additional dividend of $6.8 million to Anuhco. The remaining AFS net assets are estimated to have net realizable value of $15.2 million. The primary assets include approximately $14 million in cash and deposits and $3 million of receivables. Gross unresolved claims, primarily related to workers' compensation insurance coverage, are approximately $9 million.

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

  The following reflects the operating results of Anuhco for the third quarter and nine months ended September 30, 1995 and 1994, assuming the acquisition occurred as of the beginning of each of the respective periods:

                   Pro Forma Operating Results
                           (Unaudited)
              (in thousands, except per share data)
                           Third Quarter     Nine Months
                           1995     1994     1995     1994
                         (as re-
                         ported)
Operating Revenue.......  $24,651  $25,750  $75,436  $74,024
Income from Continuing
  Operations............      675    1,710    2,248    4,215
Income from Discontinued
  Operations............      272      --       867    1,250
Net Income..............  $   947  $ 1,710  $ 3,115  $ 5,465
Net Income Per Share:
 Continuing Operations..    $0.09    $0.23    $0.30    $0.56
 Discontinued Operations     0.04     0.00     0.11     0.16
  Total.................    $0.13    $0.23    $0.41    $0.72

  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.

8.  Restatement of Previously Issued Financial Statements

  The accompanying financial statements for the quarter and nine months ended September 30, 1995 have been restated to reclassify the recognition of certain tax benefits, related to the AFS Net Assets, from Income from Continuing Operations to Income from Discontinued Operations, as follows:

                                     Periods Ended September 30, 1995
                                    Third Quarter         Nine Months
                                              As                  As
                                    As    Originally    As    Originally
                                 Restated  Reported  Restated  Reported
                                  (in thousands, except per share data)
Income from Continuing Operations
 before Income Taxes............. $ 1,184   $ 1,184   $ 3,770   $ 3,770
Income Tax Provision.............     509       237     1,621       754
Income from Continuing Operations     675       947     2,149     3,016
Income from Discontinued
 Operations......................     272       --        867       --
Net Income....................... $   947   $   947   $ 3,016   $ 3,016
Net Income per Share from
 Continuing Operations...........   $0.09     $0.13     $0.29     $0.40
Net Income per Share from
 Discontinued Operations.........   $0.04     $ --      $0.11     $ --
Net Income per Share.............   $0.13     $0.13     $0.40     $0.40
AFS Net Assets................... $15,208   $14,341
Accrued and Current Deferred
 Income Taxes.................... $ 1,454   $   587

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

Other - As a result of its strong cash position, Anuhco recorded substantial increases in interest income for the third quarter and nine months ended September 30, 1995, from the corresponding
periods of 1994.   Anuhco's effective tax rate for the third
quarter and nine months of 1995 was 43%. No provision was recorded during those periods of 1994 due to the company's utilization of certain tax net operating loss attributes. During the third quarter and nine months of 1995, the Company recognized income from discontinued operations relating to additional deferred tax benefits.

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

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

        3(b)     Restated Bylaws of Anuhco, Inc., as adopted
                 August 29, 1995.

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

                              Anuhco, Inc.
                              Registrant

                      By: /S/ Timothy P. O'Neil
                      Timothy P. O'Neil, President
                      and Chief Financial Officer

Date:  January 8, 1996

                          EXHIBIT INDEX
Assigned
Exhibit
 Number             Description of Exhibit

   3(b) Restated Bylaws of Anuhco, Inc., as adopted August 29, 1995 (incorporated by reference from Exhibit 3(b) to Amendment No. 1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995).

  10(a) Receivables Purchase Agreement by and among Agency Premium Resource, Inc., APR Funding Corporation, Anuhco, Inc., Clipper Receivables Corporation, State Street Boston Capital Corporation and Norwest Bank Minnesota, N.A., dated October 20, 1995 (incorporated by reference from Exhibit 10(a) to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995).

  16          Letter re: Change in Certifying Accountant
              (incorporated by reference from Exhibit 16 to the Quarterly Report on Form 10-Q for the Quarter Ended
              September 30, 1995).

  19(a) Report to Shareholders for the Third Quarter, 1995, dated November 7, 1995 (incorporated by reference from Exhibit 19(a) to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995).

  27          Financial Data Schedule.
