Form 10-Q/A
period 1995-06-30
ANUHCO INC
filed 1996-01-12
CIK 719271

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

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   June 30   Dec. 31
                                                    1995      1994
                                                    (In Thousands)
                                                 (Restated;
                           ASSETS                See Note 8)
Current Assets
  Cash and temporary cash investments...........   $ 3,724  $11,365
  Short term investments........................    30,834   26,893
  Freight accounts receivable, less allowance
     for doubtful accounts of $447 and $389,
     respectively...............................     8,963    8,675
  Finance accounts receivable, less allowance
     for doubtful accounts of $226..............     8,276      --
  Other current assets..........................     1,232      983
  AFS Net Assets (Note 6).......................    14,908   21,095
     Total current assets.......................    67,937   69,011
Operating Property, at Cost
  Revenue equipment.............................    18,756   15,939
  Land..........................................     2,826    2,761
  Structures and improvements...................     7,408    6,859
  Other operating property......................     4,592    4,097
                                                    33,582   29,656
     Less accumulated depreciation..............   (16,525) (15,239)
       Net operating property...................    17,057   14,417
Long-Term Obligation Receivable.................       --     1,270
Intangibles and Other Assets (Note 7)...........     3,391       74
                                                   $88,385  $84,772

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................   $   957  $   906
  Accrued payroll and fringes...................     5,744    5,775
  Claims and insurance accruals.................       304      247
  Accrued and current deferred income taxes.....       965      --
  Other accrued expenses........................       909      425
     Total current liabilities..................     8,879    7,353
Shareholders' Equity
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --       --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,557,070 and
    7,552,920 shares, respectively (Note 5).....        76       76
  Paid-in capital...............................     5,357    5,339
  Retained earnings.............................    74,073   72,004
     Total shareholders' equity.................    79,506   77,419
                                                   $88,385  $84,772

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

Date:  January 12, 1996


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