Form 10-K
period 1995-12-31
ANUHCO INC
filed 1996-03-14
CIK 719271

FORM 10-K

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549

               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For the Year Ended December 31, 1995

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

            Title of Each Class                   Name of Each Exchange
         Anuhco, Inc. Common Stock,                on Which Registered
par value $0.01 per share, 7,140,170 shares
     outstanding, as of March 1, 1996             American Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x. No. .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of Anuhco, Inc. as of March 1, 1996, was $51,544,000 based on the last trade on the American Stock Exchange on that date.

                    DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12 and 13 is incorporated herein by reference from Anuhco, Inc.'s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 1996, which will be filed within 120 days after December 31, 1995.


                               ANUHCO, INC.
                              1995 FORM 10-K
                             TABLE OF CONTENTS
                                                                 Page
                                  PART I
Item  1.  Business............................................     3
Item  2.  Properties..........................................     9
Item  3.  Legal Proceedings...................................    10
Item  4.  Submission of Matters to a Vote of Security Holders.
          Executive Officers of Registrant....................    11

                                  PART II
Item  5.  Market for Registrant's Common Equity and Related
               Stockholder Matters............................    12
Item  6.  Selected Financial Data.............................    13
Item  7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation.............    13
Item  8.  Financial Statements and Supplementary Data.........    18
Item  9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............    39

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..    40
Item 11.  Executive Compensation..............................    40
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management..........................    40
Item 13.  Certain Relationships and Related Transactions......    40

                                  PART IV
Item 14.  Exhibits, Financial Statements, Schedules,
               and Reports on Form 8-K........................    40

                                  PART I

Item 1.  Business.

     Anuhco, Inc. ("Anuhco" or the "Company"), headquartered in Overland Park, Kansas, is a Delaware holding company which was formed in April, 1976. Anuhco operates in two industry segments; transportation, through its subsidiary Crouse Cartage Company ("Crouse Cartage") and financial services, through Agency Premium Resource, Inc. and its subsidiaries ("APR"). Crouse Cartage was acquired by Anuhco as of September 1, 1991. APR was acquired on May 31, 1995. Anuhco also owns American Freight System, Inc. ("AFS"), a discontinued operation. Financial information about the Company's operating industry segments is presented in Note 1 to the consolidated financial statements.

                  TRANSPORTATION - CROUSE CARTAGE COMPANY

     Crouse Cartage operates a diversified motor freight transportation system primarily serving the upper central and midwest portion of the United States. Crouse Cartage is a regular-route motor common carrier of general commodities in less-than-truckload ("LTL") quantities with a ten state service area, and also offers irregular-route motor common carrier service for truckload quantities of general and perishable commodities throughout the 48 contiguous United States.

     The following table sets forth certain financial and operating data with respect to Crouse Cartage prior to the effects of acquisition related adjustments for the years 1995 through 1991.

                                  1995     1994     1993     1992     1991
Revenue (000's)................ $95,152  $95,772  $76,888  $71,266  $63,449
Operating Income (000's).......   3,970    6,017    3,419    3,093    2,582
Operating Ratio (Note 1).......   95.8%    93.7%    95.6%    95.7%    95.9%
Number of shipments (000's) -
  Less-than-truckload (Note 2).     742      744      620      583      515
  Truckload....................      32       33       28       28       28
Revenue per hundredweight -
  Less-than-truckload.......... $  9.25  $  9.38  $  9.19  $  9.15  $  9.26
  Truckload....................    2.30     2.19     2.06     2.04     2.00
Tonnage (000's) -
  Less-than-truckload..........     402      398      321      292      246
  Truckload....................     451      479      433      434      447
Intercity miles operated (000's) 39,424   36,720   32,139   31,110   28,289
At year end, number of -
  Terminals (Note 3)...........      54       53       48       44       42
  Tractors and trucks..........     527      504      483      426      363
  Trailers.....................   1,004      948      869      841      776
  Employees....................     945      965      806      769      740

Notes:
(1) Operating ratio is the percent of operating expenses to operating revenue.
(2) Less-than-truckload refers to shipments weighing less than 10,000 pounds.
(3) Includes company-owned, company leased, agent and other operating locations.

     Crouse Cartage, an Iowa Corporation headquartered in Carroll, Iowa, is engaged in the transportation of general commodities which include all types of freight other than personal household goods, commodities of exceptionally high value, explosives and commodities in bulk or requiring special equipment. During 1995, LTL shipments (less than 10,000 pounds) comprised 78% of revenue and truckload shipments (10,000 pounds or greater) comprised 22% of revenue. Crouse Cartage is an LTL regular route common carrier with LTL service in the 10 states of Illinois, Indiana, Iowa, Minnesota, Missouri, Nebraska, South Dakota, North Dakota, Wisconsin and Kansas. Crouse Cartage also has a truckload general commodities and special commodities division which operates in all 48 contiguous states. More than 90% of Crouse Cartage's business originates or terminates within 400 miles of its headquarters. Crouse Cartage with over 12,000 customers has a broad customer base, with no one customer comprising 5% of its total revenue.

     LTL shipments must be handled rapidly and carefully in several coordinated stages. Shipments are first picked up from customers by local drivers operating from the Crouse Cartage network of 54 service locations, each of which services a particular territory. The freight is then transported to a terminal, loaded into intercity trailers, carried by linehaul drivers to the terminal which services the delivery area, transferred to trucks or trailers and then delivered to the consignee by local drivers. Much of Crouse Cartage's LTL freight is handled and/or transferred through one of three centrally located "break bulk" terminals between the origin and destination service areas. Competition for LTL freight is primarily based upon service and freight rates. LTL operations require substantial equipment capabilities and an extensive network of terminal facilities. Accordingly, LTL operations, compared to truckload shipments and operations, command higher rates per weight shipped and have tended historically to be less vulnerable to competition from other forms of transportation such as railroads. Crouse Cartage's concentrated and efficient operations typically allow it to provide next day service (delivery on the day after pickup) on over 90% of the LTL freight it handles.

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

     Because most risks are largely self-insured, Crouse Cartage's insurance costs are primarily a function of the success of its safety programs and less subject to increases in insurance premiums. Crouse Cartage conducts a comprehensive safety program to meet its specific needs. Crouse Cartage's drivers have good driving records and have won individual Iowa State Truck Driving Championships 15 times in the past 17 years. Crouse Cartage's auto liability and workers' compensation claims (approximately 1.9% of revenue in 1995) consistently are below industry average in number of claims and amounts paid for such claims.
                                Competition

     Crouse Cartage's operations are subject to intense competition with other motor common carriers and, to a lesser degree, with contract and private carriage. Intense competition for freight has resulted in a proliferation of discount programs among competing carriers. Crouse Cartage competes in such price discounting on an account by account basis, taking into consideration the cost of services relative to the net revenue to be obtained, the competing carriers and the need for freight in specific traffic lanes. Crouse Cartage's main competition over its shorter routes is with American Freightways, Harrison, Arkansas; ANR Advance Transportation Co., Milwaukee, Wisconsin; Con-Way Express, Ann Arbor, Michigan; H&W Motor Express, Dubuque, Iowa; Hyman Freightways, St. Paul, Minnesota; Midland Transportation, Marshalltown, Iowa; TNT Freightways Corporation, Rosemont, Illinois; and Viking Motor Freight, San Jose, California. For freight moving over greater distances, Crouse Cartage must compete with national and large inter-regional carriers.

                                Regulation

     Through December 31, 1995, the interstate operations of Crouse Cartage were subject to regulation by the Interstate Commerce Commission ("ICC") and the Department of Transportation ("DOT"). Effective January 1, 1996, The ICC Termination Act of 1995 closed the ICC and transferred its remaining responsibilities to the DOT and a newly created panel within the DOT, the Surface Transportation Board ("STB"). Motor carriers are required to register with the DOT. Registration is granted by the DOT upon showing safety, fitness, financial responsibility and willingness to abide by DOT regulations. Under the ICC Termination Act, antitrust protections are continued for certain collective activities by motor carriers, including through rates and joint rates; household goods rates; classifications; mileage guides; rules; divisions and rate bureau activities. All collectively-set rates, classifications, guides, etc. must be published and made available for public inspection upon request. Collective discussions by motor carriers regarding rates may only involve general rate increases relating to average costs for the industry as a whole. Such discussions may not relate to individual single-line rates or specific markets. Carriers relying on these collective activities must participate in the governing publication and issue a power of attorney to the publishing agent.
Agreements establishing collective activities by motor carriers must be submitted to the STB for approval under a public interest test. The Company does not expect these changes to materially affect its financial position or results of operations.

     Crouse Cartage is subject to state public utilities commissions and similar state regulatory agencies with respect to safety and financial responsibility in its intrastate operations. Crouse Cartage is also subject to safety regulations of the states in which it operates, as well as regulations governing the weight and dimensions of equipment. During 1994, the United States Congress passed legislation which generally eliminated the requirements for obtaining or maintaining "intrastate" operating authority effective January 1, 1995. This deregulation did not materially affect the financial position or results of operations of the Company.

                                 Employees

     Crouse Cartage employs approximately 945 persons, of whom approximately 775 are drivers, mechanics, dockworkers or terminal office clerks. The remainder are engaged in managerial, sales and administrative functions. Labor costs represent the largest single component of Crouse Cartage's operating expenses, totaling 55.5% of consolidated revenue for 1995. In the opinion of its management, Crouse Cartage has a good working relationship with its employees.

     Approximately 82% of Crouse Cartage employees, including primarily drivers, dockworkers and mechanics, are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union") or other local unions. Crouse Cartage and the Teamsters Union are parties to the National Master Freight Agreement ("NMFA") which expires on March 31, 1998. As an employer signatory to the agreement, Crouse Cartage must contribute to certain pension plans established for the benefit of employees belonging to the Teamsters Union.

     Under provisions of the NMFA, Crouse Cartage has maintained a profit sharing program for all employees since 1988 ("Profit Sharing"). In 1994 the Profit Sharing was extended for at least another four years after 87% of the union employees and 91% of its non-union employees voted for such extension. Profit Sharing is structured to allow all Crouse Cartage employees to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains and losses on the sale of assets) in return for a 15% reduction in wages. Profit Sharing distributions, made quarterly, totalled $3.9 million for 1995.

            FINANCIAL SERVICES - AGENCY PREMIUM RESOURCE, INC.

     APR and its subsidiaries, headquartered in Overland Park, Kansas, are engaged primarily in the business of financing the payment of insurance premiums. APR offers financing of insurance premiums primarily to commercial purchasers of property, casualty and liability insurance who wish to pay their insurance premiums on an installment basis. Whereas many insurance carriers require advance payment of a full year's premium, APR allows the insured to spread the cost of the insurance policy over time.

     APR finances insurance premiums without assuming the risk of claims loss borne by insurance carriers. When insureds buy an insurance policy from an independent insurance agent or broker who offers financing through APR, the insureds generally pay a down payment of approximately 15 to 25% of the total premium and sign a premium finance agreement for the balance. Under the terms of APR's standard form of financing contract, APR is given the power to cancel the insurance policies if there is a default in the payment on the finance contracts and to collect the unearned portion of the premiums from the insurance carrier. The down payments are set at a level designed, in the event of cancellation of a policy, such that the return premiums from the insurance carriers are expected to be sufficient to cover the loan balances plus interest and other charges due to APR. APR, through its subsidiary, Agency Services, Inc. ("ASI") also provides motor vehicle report services to insurance agents and brokers.

     APR provides financing through insurance agents or brokers in over 20 states. Over half of the premiums financed by APR are through agents or brokers in the States of Missouri and Kansas. APR currently does business with over 1,600 insurance agencies or brokers, one of which referred over 10% of the total premiums financed in 1995. The following table sets forth certain financial and operating data with respect to APR since its acquisition by Anuhco on May 31, 1995:

                                                     1995
          Premiums financed (000's).............   $ 37,852
          Number of premium finance contracts...      7,214
          Average amount of contracts...........   $  5,247

                                Regulation

     APR's operations are regulated by state statutes, and regulations promulgated thereunder, which provide for the licensing, administration and supervision of premium finance companies. Such statutes and regulations impose significant restrictions on the operation of APR's business.

     APR is currently licensed to do business as an insurance premium finance company in 13 states and is qualified to do business as a foreign corporation in nine other states that do not require separate licensing of insurance premium finance companies. APR generally must renew its licenses annually. APR is also subject to periodic examinations and investigations by state regulators. The licensing agency for insurance premium finance companies is generally the banking department or the insurance department of the applicable state.

     State statutes and regulations impose minimum capital requirements, govern the form and content of financing agreements and limit the interest and service charges APR may impose. State statutes also prescribe notice periods prior to the cancellation of policies for non-payment, limit delinquency and collection charges and govern the procedure for cancellation of policies and collection of unearned premiums. After deducting all interest, service and late charges due it, APR must, under applicable state laws, refund the surplus unearned premium, if any, to the insureds.

     Changes in the regulation of APR's activities, such as increased rate regulation, could have an adverse effect on its operations. The statutes do not provide for automatic adjustments in the rates a premium finance company may charge. Consequently, during periods of high prevailing interest rates on institutional indebtedness and fixed statutory ceilings on rates APR may charge its insureds, APR's ability to operate profitably could be adversely affected.
                                Competition

     APR encounters intense competition from numerous other firms, including companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of APR's competitors are larger and have greater financial and other resources and are better known to insurance agents and brokers than APR. In addition, there are few, if any, barriers to entry in the event other firms, particularly insurance carriers and their affiliates, seek to compete in this market.

     The market for premium finance companies is two-tiered. The first tier is that of national companies that are owned by insurance companies, banks, and commercial finance companies. In this group are five companies that on a combined basis finance over $9 billion per annum of premium finance agreements. The second tier is comprised of numerous smaller local companies, which finance approximately $2 billion per annum of premium finance agreements, and is highly fragmented.

     Competition to provide premium financing to insureds is based primarily on interest rate or cost of financing as well as level of service to agents and insureds and flexibility of terms for down payment and number of payments. APR believes that its commitment to account service distinguishes it from its first tier competitors and that its cost of funds allows it to compete favorably with second tier competitors.

                                 Personnel

     APR's staff consists of 28 employees (including 5 part-time employees).

          DISCONTINUED OPERATION - AMERICAN FREIGHT SYSTEM, INC.

     American Freight System, Inc. ("AFS") is treated as a discontinued operation of Anuhco. The primary obligation of AFS is to administer the provisions of a Joint Plan of Reorganization ("Joint Plan"). After discharge from bankruptcy in 1991, AFS is under the control of a reconstituted AFS Board of Directors, which currently consists of two individuals who formerly served on creditors' committees, and two additional persons selected by Anuhco. AFS is to resolve creditor claims against the estates and make distributions to holders of allowed claims. The Joint Plan also provided for certain distributions from AFS to Anuhco as unsecured creditor distributions occurred in excess of 50% of allowed claims. Anuhco also receives the full benefit of any remaining assets through its ownership of the capital stock of AFS after unsecured creditors received distributions equivalent to 130% of their allowed claims.

     As of December 31, 1995, all unsecured creditors have been paid an amount equal to 130% of their allowed claims, which is the maximum distribution provided under the Joint Plan. Anuhco has received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $25 million and $6.8 million to Anuhco on December 28, 1994 and July 5, 1995, respectively.

     AFS had remaining net assets of $16.8 million as of December 31, 1995. The liquidation of the remaining assets and settlement of the remaining liabilities is anticipated to be substantially completed during 1996. See
Note 8 to the consolidated financial statements - AFS Net Assets - for further discussion.

Item 2.   Properties.

     Anuhco's corporate offices are located in leased office space at 9393 West 110th Street, Suite 100, Overland Park, Kansas, 66210. APR also utilizes leased office space in Overland Park, Kansas.

     Anuhco owns property through Crouse Cartage which operates a modern intercity fleet and maintains a network of terminals to support the intercity movement of freight. Crouse Cartage owns most of its fleet but leases some equipment from owner-operators to supplement the owned equipment and to provide flexibility in meeting seasonal and cyclical business fluctuations.

     As of December 31, 1995 Crouse Cartage owned 493 tractors and 34 trucks. During 1995 Crouse Cartage leased 145 tractors and 30 flatbed trailers from owner-operators. On December 31, 1995, it also owned 306 temperature controlled trailers, 674 volume vans (including 255 53-foot high-cube van trailers), and 24 flatbed trailers.

     The table below sets forth the number of operating locations at year end for the last five years:

                              1995    1994    1993    1992   1991
     Owned terminals.......    26      26      10       9      9
     Leased terminals......     8       8      19      19     20
     Agency terminals......    20      19      19      16     13
          Total............    54      53      48      44     42

     Effective January 1, 1994, Crouse Cartage exercised its purchase options under certain operating leases to purchase eleven (11) of the "Leased Terminals", above.

     The depreciated net book value of Crouse Cartage's property and equipment at December 31, 1995 was:

                                        Amount
                                    (In Thousands)
     Description
     Land.........................    $ 2,826
     Structures and improvements..      6,517
     Revenue equipment............      6,054
     Other operating property.....        752
     Construction in progress.....        -
          Total...................    $16,149

Item 3.   Legal Proceedings.

     On February 5, 1991, AFS (including certain subsidiaries subsequently merged with AFS) and its parent filed a Joint Plan of Reorganization ("Joint Plan") and a related Disclosure Statement with the United States Bankruptcy Court, District of Kansas, Topeka Division ("Bankruptcy Court"). After approval by each class of creditors entitled to vote and the equity security holders, on June 10, 1991, following a confirmation hearing, the Bankruptcy Court confirmed the Joint Plan with an Effective Date of July 11, 1991. The Joint Plan provided for the reorganization of the Company with $3.8 million in cash, no debt and the expressed intent of acquiring one or more operating companies; and the administration of the Joint Plan by AFS. (See Item 1, Discontinued Operation - American Freight System, Inc. for further discussion.)

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the security holders during the fourth quarter of 1995.

     Included herein, pursuant to General Instruction G, is the information regarding executive officers required by Item 401 (b) and (e) of Regulation S-K, as of March 1, 1996.

                            Executive Officers

        Name               Age                       Position
Timothy P. O'Neil           39        President, Chief Financial Officer,
                                      Treasurer and Director

Lawrence D. Crouse          55        Vice President and Director

Barbara J. Wackly           54        Corporate Secretary

     Timothy P. O'Neil, a member of the Company's Board since August, 1995, has been President since May, 1995, Chief Financial Officer and Treasurer since April, 1995. From April, 1995 to May, 1995 Mr. O'Neil also served as Senior Vice President of the Company. From August, 1993 until April, 1995, he served as Director of Finance of Anuhco. From October, 1989 until July, 1991, Mr. O'Neil served as Vice President and Chief Financial Officer of Anuhco. Mr. O'Neil has also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of AFS since July, 1991. From February, 1991 to July, 1991 he served as Vice President of AFS.

     Lawrence D. ("Larry") Crouse has been a member of the Company's Board and Vice President of the Company since September 5, 1991. He has served as Chairman and Chief Executive Officer of CC Investment Corporation (former parent of Crouse Cartage and now an inactive subsidiary of Anuhco) since 1987 and has been Chief Executive Officer of Crouse Cartage since 1987. He has been owner and President of K. P. Enterprises, a personal investment and holding company since 1966. One of the principal assets of K. P. Enterprises was a truckload common carrier doing business as Corrugated Carriers, which ceased operations in March, 1995.

     Barbara J. Wackly has been Corporate Secretary of Anuhco since November, 1988. From 1988 to 1992 she served as Vice President of ACI Services, Inc., a wholly-owned subsidiary of the Company. From 1983 to 1988 she was the Executive Assistant to the Chairman of the Board of the Company.

                                  PART II

Item 5.   Market for Registrant's Common Equity and
          Related Shareholder Matters.

(a)  Market Information.

     Anuhco's Common Stock is traded on the American Stock Exchange under the symbol ANU. The following table shows the sales price information for each quarterly period of 1994 and 1995.

          1995                                   High       Low
     Fourth Quarter.......................    $ 8 3/4    $ 7
     Third Quarter........................      8 15/16    7 3/8
     Second Quarter.......................      9 3/8      7 5/8
     First Quarter........................     10 1/2      8 1/2

          1994                                   High       Low
     Fourth Quarter.......................     $11 7/8   $ 8 1/4
     Third Quarter........................      10 1/8     6
     Second Quarter.......................       6 7/8     5 1/8
     First Quarter........................       5 7/8     4 3/4

(b)  Holders.

                                                    Number of
                                                Holders of Record
          Title of Class                       at December 31, 1995
     Common Stock, par value $0.01 per share         6,817

(c)  Dividends.

     No cash dividends were paid during 1995 or 1994 on Anuhco's Common Stock. Anuhco currently intends to retain earnings to finance expansion and does not anticipate paying cash dividends on its Common Stock in the near future. Anuhco's future policy with respect to the payment of cash dividends will depend on several factors including, among others, any acquisitions, earnings, capital requirements and financial and operating conditions.

Item 6.   Selected Financial Data.

                               1995     1994     1993     1992     1991
                                (In Thousands, Except Per Share Data)
Operating Revenue..........  $97,444  $95,772  $76,888  $71,266 $21,853
Income from Continuing
  Operations...............  $ 2,810  $ 5,495  $ 2,673  $ 2,296 $   682
Income from Discontinued
  Operations (1)...........  $ 3,576  $54,845  $ 3,750  $ 2,250 $41,323
Net Income.................  $ 6,386  $60,340  $ 6,423  $ 4,546 $42,005
Net Income per Share -
  Continuing Operations....  $  0.38  $  0.73  $  0.35  $  0.30 $  0.09
  Discontinued Operations(1) $  0.48  $  7.27  $  0.50  $  0.30 $  5.57
    Total..................  $  0.86  $  8.00  $  0.85  $  0.60 $  5.66

Total Assets...............  $88,426  $85,399  $24,484  $19,388 $18,205
Long-Term Debt (2).........  $  -     $   -    $ 1,860  $ 3,927 $ 6,912
Cash Dividends per
  Common Share.............  $   -    $   -    $   -    $   -   $   -

(1)   See Note 8 of the Notes to Consolidated Financial Statements.

(2) Including current maturities of $297,000 for 1992 and $315,000 for 1991.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

                           RESULTS OF OPERATIONS

     With the acquisition of APR on May 31, 1995, Anuhco now operates in two distinct industries; transportation, through its subsidiary, Crouse Cartage; and insurance premium finance, through its subsidiary, APR.

Transportation

   Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                                 1995      1994
                                                  vs.       vs.
                                                 1994      1993
 Increase (decrease) from:
   Increases in LTL freight tonnage........    $   673    $14,243
   Change in LTL revenue per hundredweight.     (1,048)     1,493
   Change in truckload revenues............       (245)     3,149
     Net increase (decrease)...............    $  (620)   $18,885

   Less-than-truckload ("LTL") operating revenues fell by 0.5% in 1995 as compared to 1994. This decline for the current year is in comparison to the strong year achieved by Crouse Cartage in 1994 following the Teamsters Union strike against certain competitors and the closing of a regional competitor. During 1994, Crouse Cartage's freight volumes, as measured by tonnage and number of shipments, rose over 20%, compared to 1993, with minimal rate discounting due to the shortage of capacity within the industry. LTL revenue per hundredweight rose 2.0% in 1994 over 1993. Crouse Cartage has maintained a substantial portion of the additional freight volumes in 1995; LTL tonnage rose 0.9% in 1995 over 1994, although the number of LTL shipments declined 0.2%. The trucking industry, including Crouse Cartage, was adversely impacted in 1995 by the softening of the economy which resulted in industry over-capacity and competitive market pressures on freight rates. LTL revenue per hundredweight decreased 1.4% in 1995 from 1994. The economic operating environment in the transportation industry may improve later in 1996, however, we expect the economy and the pressure on freight rates in the first half of 1996 to continue.

   Truckload operating revenue fell 1.2% in 1995 from 1994 as the net result of a 4.2% decline in the number of shipments hauled and a 3.0% increase in revenue per shipment. Truckload revenues were up 17.6% for 1994 over 1993 primarily due to a 16.5% increase in the number of truckload shipments.

   Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                Percent of
                                           Operating  Revenue
                                          1995    1994    1993
Operating Expenses -
  Salaries, wages & employee benefits..   55.5%   53.9%   54.2%
  Operating supplies and expenses......   11.4    11.0    11.6
  Operating taxes and licenses.........    2.7     2.7     2.8
  Insurance and claims.................    1.9     2.2     2.0
  Depreciation and amortization........    2.5     2.2     2.4
  Purchased transportation and rents...   21.8    21.7    22.6
  Total operating expenses.............   95.8%   93.7%   95.6%

   Crouse Cartage's operating expenses as a percentage of operating revenue, or operating ratio, rose from 93.7% to 95.8% for 1994 and 1995, respectively. This increase was the result of higher salaries, wages and employee benefits costs caused by; (1) a contractual increase in wages effective April 1, 1995, and (2) contractual increases as a percentage of union scale for those additional employees hired to handle the increased freight volumes during and after the April, 1994 teamsters strike and reduced revenue yield due to competitive market pressures. Purchased transportation also increased as a percentage of operating revenue for 1995 as compared to 1994, primarily due to a contractual increase in costs of approximately 5% effective July 1, 1995. Crouse's operating ratio in 1994 fell to 93.7% from 95.6% in 1993 as increased utilization of both personnel and equipment enabled Crouse to handle substantially higher freight volumes at higher revenue yields without proportionately higher operating expenses. The 1994 operating ratio of 93.7% represents an exceptional result caused by the unusual circumstances occurring in 1994. The teamsters union strike, the closing of a regional competitor and the generally stronger economy allowed Crouse Cartage to handle higher freight volumes at better revenue yields without proportionately increasing its fixed costs. The 1995 operating ratio is more in line with the Company's historical operating performance.

Financial Services

   The operating results of APR since June 1, 1995 are included in 1995 operating results. Since June 1, 1995 APR financed $37.9 million in insurance premiums. APR generated operating revenue of $2.3 million and operating income of $283,000 for 1995.

   In connection with the acquisition of APR, Anuhco recorded one-time expenses of approximately $300,000 in the second quarter of 1995.

Other

   As a result of its strong cash position, Anuhco recorded substantial increases in interest income for 1995 from 1994. Anuhco's effective tax rate for 1995 was 43%. No provision for income taxes was recorded during 1994 and 1993 due to the Company's utilization of certain tax net operating loss attributes. The impact of inflation for the last three fiscal years on revenue and income from continuing operations has been minimal.

                            FINANCIAL CONDITION

   The Company's financial condition remained strong at December 31, 1995 with no debt and approximately $34 million in cash and investments at the Anuhco level, as well as approximately $14 million in cash and investments included in the net assets of AFS. In June, 1995, AFS paid a dividend of $6.8 million to Anuhco. During the second quarter of 1995 Anuhco completed the acquisition of APR and related software and services using $11.3 million in available funds. Crouse Cartage purchased $4.4 million of operating property and equipment during 1995 without incurring any long term indebtedness. Crouse Cartage has a commitment to purchase new tractors at a cost of approximately $1.0 million in the first quarter of 1996. Additionally, subsequent to December 31, 1995, Crouse Cartage has acquired or committed to acquire terminals at a cost of approximately $1.0 million.
These purchases will be made from available cash and investments.

   APR sells undivided interests in a designated pool of accounts receivable on an ongoing basis under a receivables securitization agreement. The maximum allowable receivables to be sold under this agreement is $30 million and a total of $19 million of such receivables had been securitized as of December 31, 1995.

   On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During 1995, the Company repurchased 417,100 shares of common stock, which represented 5.5% of outstanding shares before initiating the program, at a cost of $3,543,000. This program is being funded from available cash and investments.

   In December, 1995, Anuhco entered into definitive agreements to acquire for cash one hundred percent of the outstanding stock of Universal Premium Acceptance Corporation and UPAC of California (together referred to as "UPAC"). UPAC is an insurance premium finance company headquartered in St. Louis, Missouri. The acquisition of UPAC is subject to the satisfaction of certain conditions and is expected to be consummated by the end of March, 1996. The purchase price of approximately $12 million will be funded from available cash and investments.

   Anuhco expects available cash and cash generated from 1996 operations to be sufficient to fund its operations and to meet other cash needs for 1996. Should additional cash be required, Crouse Cartage has a $2.5 million secured revolving credit agreement with Bankers Trust Company of Des Moines, Iowa, with no balance outstanding on December 31, 1995, which is available to meet short term operational needs and long-term requirements.

   At December 31, 1995, Crouse Cartage owns or leases 34 parcels of real property which are utilized in their operations. Because many of these facilities maintain underground or other fuel storage tanks, some ongoing contingent environmental liability exists; however, management is not aware of any material contamination.

   AFS is accounted for as a discontinued operation in these financial statements. The net assets, including administrative costs, are recorded on the financial statements of Anuhco as a current asset, as management expects to complete the liquidation of the net assets during 1996.

   A new accounting pronouncement, Statement of Financial Accounting Standards No. 123, on accounting for stock-based compensation was issued in October, 1995, effective in 1996. This standard establishes a fair value based method of accounting for stock-based compensation plans but permits companies to continue to apply existing accounting standards as long as proforma disclosures of net income and earnings per share are presented as if the fair value accounting method were adopted. The Company does not expect to adopt the fair value based method of accounting and does not believe the impact of adopting the new method would be material to its results of operations or financial position.

Item 8.   Financial Statements and Supplementary Data

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Anuhco, Inc.:
We have audited the consolidated balance sheet of Anuhco, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 1995. We have also audited Schedule II - Valuation and Qualifying Accounts, as listed in Item 14(a)2 of the Form 10-K, for the year ended December 31, 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anuhco, Inc. and Subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                      /s/ Coopers & Lybrand, L.L.P.
                                      COOPERS & LYBRAND, L.L.P.
Kansas City, Missouri
February 23, 1996
                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Anuhco, Inc.:
We have audited the accompanying consolidated balance sheet of Anuhco, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anuhco, Inc. and Subsidiaries as of December 31, 1994 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

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

                                      /s/ Arthur Andersen LLP
                                      ARTHUR ANDERSEN LLP
Kansas City, Missouri
February 16, 1995


                       ANUHCO, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                    In Thousands, Except Share Amounts
                                                      Dec 31    Dec 31
                                                       1995      1994
                                  ASSETS
Current Assets
    Cash and temporary cash investments.............  $ 6,617    $11,365
    Short term investments..........................   27,366     26,893
    Freight accounts receivable, less allowance for
     doubtful accounts of $409 & $412, respectively.    7,952      8,675
    Finance accounts receivable, less allowance for
     doubtful accounts of $351......................    8,290       --
    Current deferred tax asset......................      177        627
    Other current assets............................    1,291        983
    AFS net assets (Note 8).........................   16,840     21,095
        Total current assets........................   68,533     69,638
Operating Property, at Cost
    Revenue equipment...............................   18,944     15,939
    Land............................................    2,826      2,761
    Structures and improvements.....................    7,534      6,859
    Other operating property........................    4,643      4,097
                                                       33,947     29,656
      Less Accumulated Depreciation.................  (17,724)   (15,239)
          Net operating property....................   16,223     14,417
Intangibles and Other Assets........................    3,670      1,344
                                                      $88,426    $85,399

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable................................  $ 1,041    $   906
    Accrued payroll and fringes.....................    5,203      5,775
    Claims and insurance accruals...................      224        247
    Accrued income taxes............................      288       --
    Other accrued expenses..........................      847        425
        Total current liabilities...................    7,603      7,353
Deferred Income Taxes...............................      543        627
Commitments (Note 7)................................     --         --
Shareholders' Equity (Notes 1 and 5)
    Preferred stock $0.01 par value, authorized
      1,000,000 shares, none outstanding............     --         --
    Common stock $0.01 par value, authorized
      13,000,000 shares, issued 7,557,070 and
      7,552,920 shares, respectively................       76         76
    Paid-in capital.................................    5,357      5,339
    Retained earnings...............................   78,390     72,004
    Treasury stock, 417,100 and 0 shares,
      respectively, at cost.........................   (3,543)      --
        Total shareholders' equity..................   80,280     77,419
                                                      $88,426    $85,399
        The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                       ANUHCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  In Thousands, Except Per Share Amounts
                                                  Year Ended December 31
                                                  1995    1994     1993
Operating Revenue
  Transportation ............................... $95,152  $95,772  $76,888
  Financial services............................   2,292     --       --
    Total operating revenue.....................  97,444   95,772   76,888
Operating Expenses
  Salaries, wages and employee benefits.........  53,854   51,732   41,816
  Operating supplies and expenses...............  12,616   10,869    9,316
  Operating taxes and licenses..................   2,577    2,597    2,153
  Insurance and claims (Note 3).................   1,873    2,209    1,579
  Depreciation and amortization.................   2,821    2,315    2,022
  Purchased transportation and rents............  20,851   20,829   17,507
    Total operating expenses....................  94,592   90,551   74,393
Operating Income................................   2,852    5,221    2,495
Nonoperating Income (Expense)
  Interest income...............................   2,087      342      151
  Interest expense..............................     (76)    (114)    (193)
  Gain on sale of property and equipment, net...      59       45      118
  Other, net....................................       8        1      102
    Total nonoperating income (expense).........   2,078      274      178
Income From Continuing Operations Before
  Income Taxes..................................   4,930    5,495    2,673
Income Tax Provision (Note 6)...................   2,120     --        --
Income From Continuing Operations...............   2,810    5,495    2,673
Income From Discontinued Operations (Note 8)....   3,576   54,845    3,750
Net Income...................................... $ 6,386  $60,340  $ 6,423
Average Common Shares Outstanding...............   7,409    7,545    7,542
Income Per Share from Continuing Operations.....   $0.38    $0.73    $0.35
Income Per Share from Discontinued Operations...   $0.48    $7.27    $0.50
Net Income Per Share............................   $0.86    $8.00    $0.85

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Year Ended December 31
                                                 1995      1994     1993
                                                       (In Thousands)
Cash Flows From Operating Activities-
  Net income..................................  $ 6,386   $60,340  $ 6,423
Adjustments to reconcile net income to
   net cash generated in operating activities-
     Gain on sale of assets...................      (59)      (45)    (118)
     Depreciation and amortization............    2,821     2,315    2,022
     Provision for uncollectible accounts.....      265       150      172
     Deferred tax provision...................      569      --       --
     Net increase (decrease) from change in
      working capital items affecting operating
      activities-
        Freight accounts receivable...........      633    (2,094)  (1,050)
        Accrued payroll and fringes...........     (572)    1,841      617
        Other.................................       (7)       84     (146)
     Income from discontinued operations
      (Note 8)................................   (3,576)  (54,845)  (3,750)
                                                  6,460     7,746    4,170
Cash Flows From Investing Activities-
  Proceeds from discontinued operations
     (Note 8).................................    6,753    33,750    3,750
  Purchase of operating property, net.........   (4,280)   (6,086)  (2,375)
  Purchase of finance subsidiary and related
    software/service agreement, net of cash
    acquired..................................  (11,267)     --       --
  Origination of finance accounts receivables.  (40,548)     --       --
  Sale of finance accounts receivables........   27,110      --       --
  Collection of owned finance accounts
    receivables...............................   14,138      --       --
  Collections of long-term receivable.........    1,270      --       --
  Purchase of short-term investments..........  (71,142)  (28,815)    --
  Maturities of short-term investments........   70,670     1,922     --
                                                 (7,296)      771    1,375
Cash Flows from Financing Activities-
  Repayment of debt...........................     --      (1,860)  (2,067)
  Payments to acquire treasury stock..........   (3,543)     --       --
  Other.......................................     (369)     --       --
                                                 (3,912)   (1,860)  (2,067)
Net Increase (Decrease) in Cash and
  Temporary Cash Investments..................   (4,748)    6,657    3,478
Cash and Temporary Cash Investments at
  Beginning of Period.........................   11,365     4,708    1,230
Cash and Temporary Cash Investments at
  End of Period...............................  $ 6,617   $11,365  $ 4,708
Cash Paid During the Period for-
  Interest....................................  $  --     $   118  $   200
  Income Tax..................................    1,537       547       40

Supplemental Schedule of Noncash Investing Activities:
  The Company acquired all of the capital stock of APR and a software and service agreement for approximately $11,301,000. In conjunction with the acquisition, liabilities were assumed as follows:

                                                      1995
  Fair value of assets acquired................     $ 10,582
  Cash paid for capital stock, software/service
    agreement and acquisition expenses.........      (11,301)
  Goodwill.....................................        2,441
  Liabilities assumed..........................     $  1,722

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                       ANUHCO, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (In Thousands)
                                                                Total
                                                                Share-
                          Common   Paid-In  Retained Treasury  holders'
                           Stock   Capital  Earnings   Stock    Equity
Balance at Dec. 31, 1992  $ 5,394  $  --    $ 5,228   $  --     $10,622
Income from continuing
 operations.............     --       --      2,673      --       2,673
Income from discontinued
 operations.............     --       --      3,750      --       3,750
Effect of change in par
 value (Note 5).........   (5,319)   5,319     --        --        -
Other...................     --       --         13      --          13
Balance at Dec. 31, 1993       75    5,319   11,664      --      17,058
Income from continuing
 operations.............     --       --      5,495      --       5,495
Income from discontinued
 operations.............     --       --     54,845      --      54,845
Issuance of shares under
 Incentive Stock Plan...        1       20     --        --          21
Balance at Dec. 31, 1994       76    5,339   72,004      --      77,419
Income from continuing
 operations.............     --       --      2,810      --       2,810
Income from discontinued
 operations.............     --       --      3,576      --       3,576
Issuance of shares under
 Incentive Stock Plan...     --         18     --        --          18
Purchase of 417,100 shares
 of common stock........     --       --       --      (3,543)   (3,543)
Balance at Dec. 31, 1995  $    76  $ 5,357  $78,390   $(3,543)  $80,280

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ANUHCO, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   December 31, 1995 and 1994

1.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include Anuhco, Inc. and its subsidiary companies ("the Company"), all of which are wholly-owned. Anuhco's holdings include Crouse Cartage Company ("Crouse Cartage"), Agency Premium Resource, Inc. ("APR") and its subsidiaries, and American Freight System, Inc. ("AFS"). The operating results of APR are included from May 31, 1995, the date of acquisition (See Note 9). On June 10, 1991, the Joint Plan of Reorganization ("Joint Plan") was confirmed by the Bankruptcy Court resulting in the formal discharge of American Carriers, Inc., AFS and other subsidiaries from Chapter 11 Bankruptcy proceedings. AFS, whose responsibility it is to administer the Joint Plan, has been accounted for as a discontinued operation since 1991 with only net assets reflected in the Anuhco consolidated financial statements (see Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Segment Information - Anuhco operates in two industry segments, transportation and financial services. Through Crouse Cartage, the Company operates as a regional less-than-truckload motor carrier primarily serving the upper central and midwest portion of the United States. More than 90% of Crouse Cartage's business is provided in next day service which originates or terminates within 400 miles of its headquarters in Carroll, Iowa. Anuhco also operates as an insurance premium finance company through APR. APR provides short-term secured financing for commercial insurance premiums through insurance agencies in over 20 states primarily in the midwest and upper central portion of the United States. Over half of the insurance premiums financed by APR are placed through insurance agencies in Missouri and Kansas. Information regarding the Company's industry segments for the year ended December 31, 1995 (since May 31, 1995 for APR) is as follows:

                                   Transpor- Financial Consoli-
                                    tation    Services  dated
                                          (in thousands)
Revenues.........................   $95,152   $ 2,292   $97,444
Segment Operating Income.........   $ 3,970   $   283   $ 4,253
General Corporate Expenses.......                        (1,401)
Nonoperating Income..............                         2,078
Income from Continuing Operations
  before Income Taxes............                       $ 4,930
Depreciation and Amortization....   $ 2,587   $   234   $ 2,821
Capital Expenditures.............   $ 4,432   $    21   $ 4,453
Identifiable Assets at 12/31/95..   $26,809   $13,607   $40,416
Corporate Assets.................                        48,010
Total Assets at December 31, 1995                       $88,426

     Depreciation and Maintenance - Depreciation is computed using the straight-line method and the following useful lives for new equipment:

     Revenue Equipment -
       Linehaul Tractors.............   3 -  5 years
       Linehaul Trailers.............   3 -  7 years
     Terminal Facilities.............  19 - 31.5 years
     Other Equipment.................   2 - 10 years

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

     Recognition of Revenues - Transportation operating revenues, and related direct expenses, are recognized when freight is delivered. Other operating expenses are recognized as incurred.

     Financial Services revenues, consisting of interest earned on premium finance receivables, service fee revenue and other fees are recognized as income when earned. Operating expenses are recognized as incurred.

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

     Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Short Term Investments - The Company's short term investments generally are held in U. S. Treasury securities or commercial paper of the highest rating. These investments are classified as held to maturity securities and are recorded at amortized cost which approximates market value.

     Disclosures about Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

a. Temporary Cash Investments and Short-term Investments. The carrying amount approximates fair value because of the short maturity of these instruments.

b. Finance Accounts Receivable Under Premium Finance Agreements - The carrying amount approximates fair value because of the short maturity of these instruments.

     Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Reclassifications - Certain amounts in the accompanying consolidated balance sheets and consolidated statements of cash flows in prior periods have been reclassified to conform with the current period's presentations.

2.   Employee Benefits

Multiemployer Plans

     Crouse Cartage participates in multiemployer pension plans which provide defined benefits to substantially all of the drivers, dockworkers, mechanics and terminal office clerks who are members of a union. Crouse Cartage contributed $3,688,000, $3,222,000 and $2,780,000 to the multiemployer pension plans for 1995, 1994 and 1993, respectively. Crouse Cartage contributed $5,142,000, $4,231,000 and $3,601,000 to the multiemployer health and welfare plans for 1995, 1994 and 1993, respectively.

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

     Crouse Cartage had a defined benefit pension plan covering employees not covered under collective bargaining agreements. Crouse Cartage terminated this plan effective December 31, 1992, at which time all benefit accruals ceased. Benefits under the plan were based on years of service and the employees' compensation during the last three years of employment. All participants who had met this plan's requirements, who had been entered into this plan and who were actively employed by Crouse Cartage as of the termination date, are 100% vested in their accrued plan benefits. Crouse Cartage has purchased an annuity contract to satisfy the individual accrued plan benefits as of the termination date.
Crouse Cartage distributed excess plan assets to plan participants as additional annuities or through rolling them into the Non-union Plan as elected by individual participants. Final settlement of the terminated plan occurred in 1994 with the plan assets being sufficient to settle all termination obligations and expenses, including the participants' accrued plan benefits.

     Pension expense, exclusive of the multi-employer pension plans, was $396,000, $609,000 and $80,000 for the years 1995, 1994 and 1993, respectively. The accompanying consolidated balance sheet includes a pension liability of $215,000 and $420,000 as of December 31, 1995 and 1994, respectively.

Profit Sharing

     In September, 1988, the employees of Crouse Cartage approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. The Plan calls for profit sharing distributions to be made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement Collective Bargaining Agreement is reached between the parties, whichever is later. The accompanying consolidated balance sheet includes profit sharing accruals of $1,005,000 and $1,384,000 for 1995 and 1994, respectively. The accompanying consolidated statement of income includes profit sharing expense of $3,923,000, $5,956,000 and $3,308,000 for 1995, 1994 and 1993, respectively.

401(k) Plan

     Effective January 1, 1990, Crouse Cartage established a salary deferral program under Section 401(k) of the Internal Revenue Code ("the Code"). To date, participant contributions to the 401(k) plan have not been matched with Company contributions. All employees of Crouse Cartage, Anuhco and AFS are eligible to participate in the 401(k) plan after they attain age 21 and complete one year of qualifying employment.

APR Plans

     Effective June 1, 1995, APR established a 401(k) Savings Plan and a Money Purchase Pension Plan, both of which are defined contribution plans. Employees of APR are eligible to participate in the plans after they attain age 20 and one-half and complete six months of employment.

     Participants in the APR 401(k) plan may defer up to 10% of annual compensation. APR matches 50% of the amount deferred by each employee. APR contributions vest over five years. APR matching contributions in 1995 were $10,000.

     Under the APR Money Purchase Pension Plan APR contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. APR contributions in 1995 were $30,000.

3.   Insurance Coverage

     Claims and insurance accruals reflect accrued insurance premiums and the estimated cost of incurred claims for cargo loss and damage, bodily injury and property damage and workers' compensation not covered by insurance. Workers' compensation expense is included in "Salaries, wages and employee benefits" in the accompanying consolidated statement of income.

     The Company's public liability and property damage, cargo and workers' compensation premiums are subject to retrospective adjustments based on actual incurred losses. The actual adjustments normally are not known for at least one year; however, based upon a review of the preliminary compilation of losses incurred through December 31, 1995, management does not believe any material adjustment will be made to the premiums paid or accrued at that date.

     In connection with its public liability and property damage, cargo and workers' compensation insurance coverage, the Company had an irrevocable letter of credit ("LOC"), which as of December 31, 1995 was $750,000. The LOC was cancelled on February 15, 1996 and is no longer required by the Company's insurance provider.

4.   Securitization of Receivables and Revolving Credit Agreement

Securitization of Receivables

     In October, 1995, the Company and APR Funding Corporation (wholly owned subsidiary of APR) entered into an extendable three year securitization agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $30,000,000. This agreement replaced a similar agreement with another financial institution that was entered into in July, 1993. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $18.9 million at December 31, 1995. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to pay off the previous securitized receivables under the prior agreement.

     The terms of the agreement requires APR to maintain a minimum tangible net worth of $8 million and contains restrictions on the payment of dividends by APR to Anuhco without prior consent of the financial institution. The terms of the agreement also requires the Company to maintain a minimum tangible net worth of $50 million. The Company was in compliance with all such provisions at December 31, 1995.

     The Company did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds. The terms of the securitization agreement require that APR maintain a default reserve at specified levels which serves as collateral. At December 31, 1995, approximately $2.9 million of owned finance receivables served as collateral under the default reserve provision.

     The Company continues to service the securitized receivables for which it receives a servicing fee. Included in finance revenue was $733,000 of servicing income for 1995.

Revolving Credit Agreement

     In September, 1988, Crouse Cartage entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. Based on the value of its revenue equipment, such borrowing base exceeds $2,500,000 at December 31, 1995. This agreement was amended and superseded on September 30, 1991, and Anuhco was added as a guarantor. In September, 1995 the term was extended to June 30, 1997. There was no outstanding balance on this revolving line of credit at December 31, 1995 or 1994.

     On the last day of each calendar month through the term of the agreement, Crouse Cartage is required to pay to the bank equal payments of principal, each in an amount equal to one forty-eighth (1/48) of the highest unpaid principal balance of the previous 12-month period. The agreement provides for interest on borrowings at the bank's prime rate. The effective rate at December 31, 1995 was 8.5%. The agreement can be terminated by the bank on six months notice or by Crouse Cartage on 30 days notice after full payment of any debt to the bank. The terms of the agreement require the maintenance of a minimum shareholder's equity and contain restrictions on declaration and payment of dividends, acquisition of Crouse Cartage stock, loans to officers or employees and type of investments. The Company was in compliance with all such provisions at December 31, 1995.

5.   Common Stock

     In accordance with a resolution to amend Anuhco's Certificate of Incorporation, duly prepared and adopted at the Company's 1993 annual meeting of its shareholders, the capital stock of Anuhco was changed from stock without par value to $0.01 par value per share effective June 1, 1993. Such change has no impact on total shareholders' equity but did require a reclassification of a portion of capital stock to paid-in capital.

     On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During 1995, the Company repurchased 417,100 shares of common stock, which represented 5.5% of outstanding shares before initiating the program, at a cost of $3,543,000.

     An Incentive Stock Option Plan was adopted in 1983 which provides that options for shares of Anuhco Common Stock may be granted to officers and key employees at fair market value of the stock at the time such options are granted. This plan terminated under its provisions in May, 1993 and no further options may be granted. During 1993 options for 5,000 shares were cancelled. In 1994, options for 5,000 shares were exercised at an exercise price of $1.96 per share. At December 31, 1995 options for 25,000 shares were outstanding and exercisable at an average exercise price of $2.44 per share. These options are exercisable over a period through 1997.

     An Incentive Stock Plan was adopted in 1992 ("1992 Plan") which provides that options for shares of Anuhco Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of Anuhco common stock was reserved for issuance pursuant to the 1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

     The following table is a summary of data regarding stock options granted under the 1992 Plan:

                                     1995     1994     1993
For the year:
  Shares reserved for grant......     --        --       --
  Options granted................    65,500    63,000   56,000
  Options cancelled..............     1,000     2,500    --
  Options exercised..............     4,150     5,650    --
  Average per share exercise.....
   price of options exercised....     $3.23     $2.69    --
As of year end:
  Options outstanding............    188,200  127,850   73,000
  Options exercisable............     64,500   48,150   14,500
  Shares available for grant.....    302,000  366,500  427,000

     The per share exercise prices of options outstanding as of December 31, 1995, ranged from $2.41 to $9.79 per share. The average per share exercise price of options exercisable at December 31, 1995 was $4.47.

     In December, 1995 a non-statutory stock option to purchase 10,000 shares of Anuhco common stock was granted to the president and chief executive officer of APR at an exercise price of $8.59 per share. This option was outstanding at December 31, 1995 and becomes exercisable in May, 1998.

6.   Income Taxes

     Deferred tax assets (liabilities) attributable to continuing operations are comprised of the following at December 31:

                                           1995       1994
                                           (In Thousands)
Current Deferred Tax Assets (Liabilities):
  Employee benefits...................   $  (217)  $   344
  Claims accruals and other...........        90       106
  Reserve for doubtful accounts.......       304       177
    Net Current Deferred Tax Assets...   $   177   $   627
Deferred Tax Assets (Liabilities):
  Property and equipment, principally
  due to differences in depreciation..   $(1,302)  $(1,118)
  Alternative minimum tax credits.....       759       491
   Net Deferred Tax Liabilities.......   $  (543)  $  (627)

     At December 31, 1993 the Company had approximately $31 million of net operating loss carryforwards and $2 million of tax credit carryforwards which were available for Federal income tax purposes. The Company utilized all net operating loss and significant credit carryforwards during 1994. At December 31, 1994 and 1995, the Company had $491,000 and $759,000, respectively, of alternative minimum tax credit carryforwards available which do not expire.
Net Deferred Tax Assets of $916,000 and $3.250 million were recorded as a portion of the AFS Net Assets in 1995 and 1994, respectively (see Note 8).

     The following is a reconciliation of the statutory Federal income tax rate to the effective income tax rate for continuing operations.

                                       1995      1994      1993
Federal statutory income tax rate...   35.0%     35.0%     35.0%
State income tax rate, net..........    5.6       7.9       7.9
Amortization of non-deductible
 acquisition intangibles............    2.2       --        --
Other...............................     .2       --        --
Net operating losses................    --      (42.9)    (42.9)
Effective income tax rate...........   43.0%      0.0%      0.0%

     The components of the income tax provision, attributable to continuing operations, consisted of the following:

                                            1995
                              Current    Deferred      Total
                                      (in thousands)
      Federal.............    $ 1,241     $  455       $ 1,696
      State...............        310        114           424
        Total.............    $ 1,551     $  569       $ 2,120

  No net provision for income tax has been made for the years ended December 31, 1994 or 1993 due to significant tax losses and related carryforwards from the discontinued operations during those years.

7.   Contingencies and Commitments

     The Company is party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position.

     Payments are made to tractor owner-operators under various short-term lease agreements for the use of revenue equipment. These lease payments, which totaled $11,527,000, $11,138,000 and $9,555,000 for 1995, 1994 and 1993, respectively, are primarily based on miles traveled or on a percent of revenue generated through the use of the equipment.

     In December, 1995, Anuhco entered into definitive agreements to acquire, for approximately $12 million cash, one hundred percent of the outstanding stock of Universal Premium Acceptance Corporation and UPAC of California (together referred to as "UPAC"). UPAC is an insurance premium finance company headquartered in St. Louis, Missouri. The acquisition of UPAC is subject to the satisfaction of certain conditions and is expected to be consummated by the end of March, 1996.

     Future commitments for the purchase of operating property totaled approximately $1.0 million at December 31, 1995.

8.   AFS Net Assets

     Under the provisions of the Joint Plan, AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed distributions to those creditors occur. The Joint Plan also provided for distributions to Anuhco as unsecured creditor distributions occurred in excess of 50% of allowed claims. Such distributions were recognized as "Income from Discontinued
Operations".   After unsecured creditors received distributions,
including interest, equivalent to 130% of their allowed claims, Anuhco receives the full benefit of any remaining assets through its ownership of AFS stock. As of December 31, 1995, all unsecured creditors have been paid an amount equal to 130% of their allowed claims, which is the maximum distribution provided under the Joint Plan. Anuhco has received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $25 million and $6.8 million to Anuhco on December 28, 1994 and July 5, 1995, respectively.

     On November 3, 1994 Anuhco, through its subsidiary AFS, collected a judgment against Westinghouse Electric Corporation ("WEC") for failure to provide financing pursuant to a loan commitment issued by WEC on June 3, 1988. As a result, on November 16, 1994, AFS declared a distribution under the Joint Plan to unsecured creditors and Anuhco. Such distribution resulted in the full payment of all AFS's resolved claims and liabilities. These events resulted in the recognition of Income from Discontinued Operations of $54.8 million in 1994. No net provision for income tax was recorded in 1994 due to the reversal of valuation allowances previously provided as a result of the significant tax losses and related carryforwards which existed from previous years. In 1995, the Company recognized Income from Discontinued Operations of $3.6 million (net of income tax provision of $1.9 million) resulting primarily from a more favorable resolution of a significant claim against the estate, than had originally been estimated.

     The remaining AFS net assets are depicted in the following table. The conversion of these assets and settlement of these liabilities is anticipated to be substantially completed during 1996.

                                                 Amount
                                             (In Thousands)
Cash and Short-Term Investments.............    $14,404
Deposits, Prepayments and Other.............      2,678
Currently Refundable Income Taxes...........        829
Deferred Income Tax Asset (primarily
  reserves and claims accruals).............        916
Contingent Asset, at estimated net
  realizable value..........................        800
Real Property, at estimated net realizable
  value.....................................        225
Priority Wages, Taxes and Other.............     (2,562)
Unsecured Liabilities.......................     (  450)
Net Assets..................................    $16,840

     Assets and Liabilities - Assets, including real property remaining at December 31, 1995, are stated at estimated net realizable value. Remaining assets and liabilities have been more fully identified and described in the Disclosure Statement to the Joint Plan.

     AFS has provided notice to all known creditors and the deadline for filing claims to be resolved under the Joint Plan has expired. Creditors are barred from submitting claims after the deadline. At December 31, 1995, unresolved claims filed by the creditors of approximately $11 million were significantly in excess of recorded liabilities. Subsequent to December 31, 1995, the gross amount of unresolved claims was reduced to approximately $4 million. AFS is in the process of investigating the remaining claims, however until this process is completed the amount of liabilities cannot be ascertained. The ultimate resolution of the amounts, validity and priority of recorded liabilities and other claims is uncertain at this time. Accordingly, liabilities are reflected at estimated amounts due or are based on claims filed.

9.  Acquisition of Premium Finance Subsidiary

     On May 31, 1995, Anuhco completed the acquisition of all of the issued and outstanding stock of Agency Premium Resource, Inc. and Subsidiary ("APR"). The purchase price, together with payments for certain services to be rendered by the sellers after closing, was approximately $11.3 million. In addition to the Stock Purchase Agreement by which Anuhco acquired all of the APR stock, Anuhco entered into a consulting agreement with the former majority shareholder of APR, and an employment agreement with APR's president and chief executive officer. Under the former, Anuhco is entitled to consult with the former majority shareholder regarding APR for three years. Under the latter, APR is entitled to the continuation of the services of APR's president and chief executive officer for five years. This transaction was accounted for as a purchase. Anuhco utilized a portion of its available cash to consummate the purchase. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and the APR shareholders.

     In connection with the purchase of APR, Anuhco recorded goodwill of $2.4 million, which is being amortized on the straight-line basis over 15 years, and a software and service agreement of $1.0 million, which is being amortized over 5 years.

     The following reflects the operating results of Anuhco for the three years ended December 31, 1995, 1994, and 1993 assuming the acquisition occurred as of the beginning of each of the respective periods:

                   Pro Forma Operating Results
                           (Unaudited)
              (in thousands, except per share data)
                                 1995      1994    1993
Operating Revenue............   $99,029  $99,461  $80,331
Income from Continuing
  Operations.................     2,906    5,689    2,617
Income from Discontinued
  Operations.................     3,576   54,845    3,750
Net Income...................   $ 6,482  $60,534  $ 6,367
Net Income Per Share -
  Continuing Operations......    $0.39    $0.75     $0.35
  Discontinued Operations....     0.48     7.27      0.49
    Total....................    $0.87    $8.02     $0.84

     The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.


                  ANUHCO, INC. AND SUBSIDIARIES
               SUPPLEMENTAL FINANCIAL INFORMATION
                   December 31, 1995 and 1994

Summary of Quarterly Financial Information (Unaudited):

     Anuhco's quarterly operating results, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather related operating conditions. Inclement weather conditions during the winter months adversely affect freight shipments and increase operating costs. Historically, Anuhco has achieved its best operating results in the second and third quarters when adverse weather conditions have a lesser effect on operating efficiency.

     Discontinued operations reflects the continuing winddown of the AFS and related estates. Included in Income from Discontinued Operations for the fourth quarter of 1995 was the adjustment of management's estimate of the net realizable value of AFS Net Assets of $2.7 million resulting primarily from the favorable resolution of a significant claim against the estate. Included in Income from Discontinued Operations for the fourth quarter of 1994 was the collection in November, 1994 of a judgment against Westinghouse Electric Corporation (see Note 8 to the consolidated financial statements).

     The following table sets forth selected unaudited financial information for each quarter of 1995 and 1994 (in thousands, except per share amounts).

                                                  1995
                               First    Second   Third   Fourth   Full Yr
Revenue...................... $24,632  $24,569  $24,651  $23,592  $97,444
Operating Income.............     969      483      684      716    2,852
Nonoperating Income (Expense)     630      505      500      443    2,078
Income from Continuing
  Operations.................     911      563      675      661    2,810
Income from Discontinued
  Operations.................     368      227      272    2,709    3,576
Net Income...................   1,279      790      947    3,370    6,386
Income per Share from
  Continuing Operations......    0.12     0.07     0.09     0.09     0.38
Income per Share from
  Discontinued Operations....    0.05     0.03     0.04     0.38     0.48
Net Income per Share.........    0.17     0.10     0.13     0.47     0.86

                                                  1994
                               First    Second   Third   Fourth   Full Yr
Revenue...................... $21,184  $25,174  $24,913  $24,501  $95,772
Operating Income.............     742    1,844    1,441    1,194    5,221
Nonoperating Income (Expense)      10       31       82      151      274
Income from Continuing
  Operations.................     752    1,875    1,523    1,345    5,495
Income from Discontinued
  Operations.................    --      1,250     --     53,595   54,845
Net Income...................     752    3,125    1,523   54,940   60,340
Income per Share from
  Continuing Operations......    0.10     0.25     0.20     0.18     0.73
Income per Share from
  Discontinued Operations....    --       0.16     --       7.10     7.27
Net Income per Share.........    0.10     0.41     0.20     7.28     8.00

Item  9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

     As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, effective November 2, 1995, Arthur Andersen LLP resigned as independent public accountants for the Company. Arthur Andersen LLP's report on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     Pursuant to Item 304(a)(3) of Regulation S-K, the Company has provided Arthur Andersen LLP with a copy of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and requested Arthur Andersen LLP to furnish the Company with a response addressed to the Securities and Exchange Commission as to whether Arthur Andersen LLP concurs with the statements made in this Item 5 of the Form 10-Q with respect to Arthur Andersen LLP. A copy of such letter is filed as Exhibit 16 to the Form 10-Q.

     On November 3, 1995, the Company selected Coopers & Lybrand, L.L.P. as independent public accountants for the 1995 fiscal year. During the two years ended December 31, 1994 and 1993, and the interim period of 1995, the Company has not consulted Coopers & Lybrand, L.L.P. regarding the application of accounting principles or the type of opinion that might be rendered on the Company's financial statements.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     Pursuant to General Instruction G(3), the information required by this
Item 10 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 22, 1996, which the Registrant will file pursuant to Regulation 14-A. (See Item 4, included elsewhere herein, for a listing of Executive Officers of the Registrant).

Item 11.  Executive Compensation

     Pursuant to General Instruction G(3), the information required by this
Item 11 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 22, 1996, which the Registrant will file pursuant to Regulation 14-A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Pursuant to General Instruction G(3), the information required by this
Item 12 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 22, 1996, which the Registrant will file pursuant to Regulation 14-A.

Item 13.  Certain Relationships and Related Transactions

  Pursuant to General Instruction G(3), the information required by this Item 13 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 22, 1996, which the Registrant will file pursuant to Regulation 14-A.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Financial Statements

      Included in Item 8, Part II of this Report -

           Consolidated Balance Sheet at December 31, 1995 and 1994

           Consolidated Statement of Income for the years ended
           December 31, 1995, 1994 and 1993

           Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statement of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

           Supplemental Financial Information (Unaudited) -
           Summary of Quarterly Financial Information for 1995 and
           1994

(a)2. Financial Statement Schedules

      Included in Item 14, Part IV of this Report -

           Financial Statement Schedules for the three years ended December 31, 1995:

           Schedule II - Valuation and Qualifying Accounts

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
                Filed as Exhibit 3 to Registrant's Form 10-Q dated August 4,
                1993.

      3(b)  -   Restated By-Laws of the Registrant.  Filed as Exhibit 3(b) to
                Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 by Amendment No. 1 dated December
                12, 1995.

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

      10(d) - Secured Revolving Credit Agreement for a revolving credit facility in the amount of $2,500,000 by and between Crouse Cartage Company and Bankers Trust Company of Des Moines, Iowa. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

      10(e) - Registrant's 1992 Incentive Stock Plan. Filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

      10(f) - Stock Purchase Agreement dated May 23, 1995 by and among Anuhco, Inc., Seafield Capital Corporation and C. Ted McCarter. Filed as Exhibit 2(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

      10(g) - Consulting and Assignment Agreement dated May 31, 1995 by and between Seafield Capital Corporation and Anuhco, Inc. Filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

      10(h) - Receivables Purchase Agreement by and among Agency Premium Resource, Inc., APR Funding Corporation, Anuhco, Inc., Clipper Receivables Corporation, State Street Boston Capital Corporation and Norwest Bank Minnesota, N.A., dated October 20, 1995. Filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

      16    -   Letter re: Change in Certifying Accountant.  Filed as Exhibit
                16 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

      22*   -   List of all subsidiaries of Anuhco, Inc., the state of
                incorporation of each such subsidiary, and the names under which such subsidiaries do business.

      24(a)* -  Consent of Independent Accountant (Coopers & Lybrand,
                L.L.P.).

      24(b)* -  Consent of Independent Accountant (Arthur Andersen, LLP).

      27*   -   Financial Data Schedule.

(b)   Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended December 31, 1995.
      *  Filed herewith.

                       ANUHCO, INC. AND SUBSIDIARIES
              Schedule II - Valuation and Qualifying Accounts
                        Balance       Additions
                          at    Charged  Charged to           Balance
                      Beginning   to       Other     Deduc-   at  End
    Description        of Year  Expense   Accounts   tions(1) of Year
                              (In Thousands)
Allowance for doubtful freight
 accounts (deducted from
 freight accounts receivable)
Year Ended December 31 -
      1995........     $412      $ 90      $ -       $( 93)    $409
      1994........      358       150        -        ( 96)     412
      1993........      314       172        -        (128)     358

Allowance for doubtful finance
 accounts (deducted from
 finance accounts receivable)
Year Ended December 31 -
      1995.........    $ -       $175      $515(2)    $(339)    $351

(1)  Deduction for purposes for which reserve was created.

(2) Allowance established as of May 31, 1995, the date of acqui-sition of Agency Premium Resource, Inc. and Subsidiary.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 11, 1996              By  /s/ Timothy P. O'Neil
                                     Timothy P. O'Neil,
                                     President, Chief Financial
                                     Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Timothy P. O'Neil             President, Chief Financial Officer
Timothy P. O'Neil                  and Treasurer (Principal Executive
                                   and Accounting Officer)

 /s/ John P. Bigger                 /s/ Roy R. Laborde
John P. Bigger, Vice Chairman      Roy R. Laborde, Chairman of the
of the Board of Directors          Board of Directors

 /s/ William D. Cox                 /s/ Timothy P. O'Neil
William D. Cox, Director           Timothy P. O'Neil, Director

 /s/ Larry Crouse                   /s/ Eleanor B. Schwartz
Lawrence D. Crouse, Director       Eleanor B. Schwartz, Director

 /s/ Donald M. Gamet                /s/ Walter P. Walker
Donald M. Gamet, Director          Walter P. Walker, Director

 /s/ Harold C. Hill, Jr.
Harold C. Hill Jr., Director

March 11, 1996
Date of all signatures

                       ANUHCO, INC. AND SUBSIDIARIES
                               Exhibit Index
Exhibit
No.        Exhibit Description


22 List of all subsidiaries of Anuhco, Inc., the state of incorporation of each subsidiary, and the names under which such subsidiaries do business.

24(a)    Consent of Independent Accountant (Coopers & Lybrand, L.L.P.).

24(b)    Consent of Independent Accountant (Arthur Andersen LLP).

27        Financial Data Schedule.
