Form 10-Q
period 1996-03-31
ANUHCO INC
filed 1996-05-15
CIK 719271

Form 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C.  20549

         [x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For Quarter Ended March 31, 1996

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                Commission File Number - 0-12321

                          ANUHCO, INC.

                State of Incorporation - Delaware
          IRS Employer Identification No. - 46-0278762

       8245 Nieman Road, Suite 100, Lenexa, Kansas  66214
                Telephone Number - (913) 859-0055

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

                          Anuhco, Inc.
                  Common Stock, $0.01 par value
                  6,871,070 shares outstanding
                       as of May 10, 1996

Form 10-Q
Contains 18 pages

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  ANUHCO, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
                 For the Periods Ended March 31
              (In Thousands, Except Per Share Data)
                                                First Quarter
                                                1996     1995
Operating Revenue...........................  $25,216  $24,632
Operating Expense...........................   25,022   23,663
Operating Income............................      194      969
Nonoperating Income (Expense)
  Interest income...........................      391      612
  Interest expense..........................      ( 3)     ( 3)
  Gain on sale of property and equipment,net       36       20
  Other, net................................        1        1
    Total nonoperating income (expense).....      425      630
Income from Continuing Operations
  before Income Taxes.......................      619    1,599
Income Tax Provision........................      266      688
Income from Continuing Operations...........      353      911
Income from Discontinued Operations (Note 6)      --       368
Net Income..................................  $   353  $ 1,279
Average Common Shares Outstanding (Note 5)..    7,136    7,554
Net Income Per Share from Continuing
  Operations................................    $0.05    $0.12
Net Income Per Share from Discontinued
  Operations................................    $0.00    $0.05
Net Income Per Share........................    $0.05    $0.17

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                        ANUHCO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                   March 31   Dec 31
                                                     1996      1995
                           ASSETS                    (In Thousands)
Current Assets
  Cash and temporary cash investments...........   $  8,335  $  6,617
     Short term investments........................           11,934    27,366
  Freight accounts receivable, less allowance
    for doubtful accounts of $426 and $409,
    respectively................................      8,845     7,952
  Finance accounts receivable, less allowance
    for doubtful accounts of $732 and $351,
    respectively................................     38,050     8,290
  Current deferred tax asset....................        401       177
  Other current assets..........................      2,196     1,291
  AFS Net Assets (Note 6).......................     16,840    16,840
    Total current assets........................     86,601    68,533
Operating Property, at Cost
  Revenue equipment.............................     20,447    18,944
  Land..........................................      3,098     2,826
  Structures and improvements...................      8,844     7,534
  Other operating property......................      4,653     4,643
                                                     37,042    33,947
    Less accumulated depreciation...............    (18,049)  (17,724)
      Net operating property....................     18,993    16,223
Intangibles and Other Assets (Note 2)...........     10,096     3,670
                                                   $115,690  $ 88,426
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Secured notes payable (Note 4)................   $ 24,275  $   --
  Accounts payable..............................      3,018     1,041
  Accrued payroll and fringes...................      5,233     5,203
  Claims and insurance accruals.................        255       224
  Accrued and current deferred income taxes.....        458       288
  Other accrued expenses........................      1,323       847
    Total current liabilities...................     34,562     7,603
Deferred income taxes...........................        593       543
Shareholders' Equity (Note 5)
  Preferred stock with $0.01 par value, author-
    ized 1,000,000 shares, none outstanding.....       --        --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, outstanding 7,131,420 and
    7,139,970 shares, respectively..............         76        76
  Paid-in capital...............................      5,408     5,357
  Retained earnings.............................     78,743    78,390
  Treasury stock, 435,800 and 417,100 shares,
    respectively, at cost.......................     (3,692)   (3,543)
      Total shareholders' equity................     80,535    80,280
                                                   $115,690  $ 88,426

         The accompanying notes to consolidated financial statements are an integral part of this statement.

                        ANUHCO, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Three Months Ended March 31
                                                      1996     1995
                                                      (In Thousands)
Cash Flows From Operating Activities -
  Net income......................................  $   353  $ 1,279
  Adjustments to reconcile net income to net
    cash provided by operating activities -
    Gain on sale of assets........................      (36)     (20)
    Depreciation and amortization.................      767      598
    Provision for uncollectible accounts..........      104       30
    Deferred tax provision........................      220      140
    Net increase (decrease) from change in other
      working capital items affecting operating
      activities..................................     (547)    (438)
  Income from discontinued operations (Note 6)....     --       (368)
Net Cash Provided by operating activities.........      861    1,221

Cash Flows from Investing Activities -
  Purchase of finance subsidiary (Note 2).........  (11,979)    --
  Purchase of operating property..................   (3,301)  (1,560)
  Origination of finance accounts receivables.....  (15,235)    --
  Sale of finance accounts receivables............    9,395     --
  Collection of owned finance accounts receivables    6,359     --
  Collection of long-term receivable..............     --      1,270
  Purchases of short-term investments.............     --    (24,746)
  Maturities of short-term investments............   15,432   14,395
                                                        671  (10,641)
Cash Flows from Financing Activities -
  Payments to acquire treasury stock..............     (149)    --
  Borrowings on credit agreement..................      500     --
  Other...........................................     (165)    --
                                                        186     --
Net Increase (Decrease) In Cash...................
  and Temporary Cash Investments..................    1,718   (9,420)
Cash and Temporary Cash Investments at
  beginning of period.............................    6,617   11,365
Cash and Temporary Cash Investments at
  end of period................................... $  8,335  $ 1,945
Cash Paid During the Period for:
  Interest........................................ $   --    $  --
  Income Tax......................................       12      351

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ANUHCO, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                    Total
                                                                    Share-
                               Common  Paid-In  Retained Treasury  holders'
                                Stock  Capital  Earnings   Stock   Equity
Balance at Dec. 31, 1994...... $  76   $5,339   $72,004   $ --     $77,419
Income from continuing
  operations..................   --      --       2,810     --       2,810
Income from discontinued
  operations..................   --      --       3,576     --       3,576
Issuance of shares under
  Incentive Stock Plan........   --        18      --       --          18
Purchase of 417,100 shares of
  common stock................   --      --        --      (3,543)  (3,543)
Balance at Dec. 31, 1995......    76    5,357    78,390    (3,543)  80,280
Income from continuing
  operations..................   --      --         353     --         353
Income from discontinued
  operations..................   --      --        --       --        --
Issuance of shares under
  Incentive Stock Plan........   --        51      --       --          51
Purchase of 18,700 shares of
  common stock................   --      --        --        (149)    (149)
Balance at March 31, 1996..... $  76   $5,408   $78,743   $(3,692) $80,535

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

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. Anuhco believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in Anuhco's Form 10-K, filed with the SEC on March 11, 1996, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included, or incorporated by reference, in the aforementioned report on Form 10-K.

2.   Acquisition of Premium Finance Subsidiaries

  On May 31, 1995, Anuhco completed the acquisition of all of the issued and outstanding stock of Agency Premium Resource, Inc. and Subsidiary ("APR"). The purchase price, together with payments for certain services to be rendered by the sellers after closing, was approximately $11.3 million. In addition to the Stock Purchase Agreement by which Anuhco acquired all of the APR stock, Anuhco entered into a consulting agreement with the former shareholder of APR, and an employment agreement with APR's president and chief executive officer. Under the former, Anuhco is entitled to consult with the former majority shareholder regarding APR for three years. Under the latter, APR is entitled to the continuation of the services of the president and chief executive officer for five years. This transaction was accounted for as a purchase. Anuhco utilized a portion of its available cash and investments to consummate the purchase. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and the APR shareholders.

  APR offers insurance premium financing and related services through approved insurance agencies, primarily throughout the midwestern United States. Its wholly owned subsidiary, Agency Services, Inc., provides motor vehicle report services throughout the same geographic area.

  In connection with the purchase of APR, Anuhco recorded goodwill of $2.4 million, which will be amortized on the straight-line basis over 15 years, and a software and service agreement of $1.0 million, which will be amortized over 5 years.

  On March 29, 1996, Anuhco completed the acquisition of all of the issued and outstanding stock of Universal Premium Acceptance Corporation and UPAC of California, Inc. (together referred to as "UPAC"). UPAC offers short-term collateralized financing of commercial and personal insurance premiums through approved insurance agencies in over 30 states throughout the United States. At March 31, 1996, UPAC had outstanding net finance receivables of approximately $30 million. This transaction will be accounted for as a purchase. Anuhco utilized a portion of its available cash and short-term investments to consummate the purchase at a price of approximately $12 million. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and William H. Kopman, the former sole shareholder of UPAC. In connection with the purchase of UPAC, based on a preliminary allocation of the purchase price, Anuhco has recorded goodwill of $6.3 million, which will be amortized on the straight-line basis over 25 years.

  In addition to the Stock Purchase Agreement by which Anuhco acquired all of the UPAC stock, Anuhco entered into a consulting agreement with Mr. Kopman. Under the consulting agreement, Anuhco is entitled to consult with Mr. Kopman on industry developments as well as UPAC operations through December 31, 1998. In addition to retaining the services of Mr. Kopman under a consulting agreement, existing executive management personnel of UPAC have been retained under multiyear employment agreements. Anuhco's acquisition of UPAC, in combination with its earlier acquisition, gives the Company a nationwide presence in this financial services industry.

  The following reflects the operating results of Anuhco for the first quarter ended March 31, 1996 and 1995, assuming the acquisitions occurred as of the beginning of each of the respective periods:

                   Pro Forma Operating Results
                           (Unaudited)
              (in thousands, except per share data)
                                        First Quarter
                                       1996       1995
Operating Revenue..................  $ 26,449   $ 26,715
Income from Continuing
  Operations.......................       334        916
Income from Discontinued
  Operations.......................      --          368
Net Income.........................  $    334   $  1,284
Net Income Per Share:
  Continuing Operations............  $0.05      $0.12
  Discontinued Operations..........   0.00       0.05
    Total..........................  $0.05      $0.17

  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.

3.   Profit Sharing

  In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage"); a wholly owned subsidiary of Anuhco, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is the later. The accompanying consolidated balance sheet for the period ended March 31, 1996 includes an accrual for profit sharing costs of $465,000. The accompanying consolidated statements of income includes profit sharing costs of $465,000 and 1,165,000 for the first quarter of 1996 and 1995, respectively.

4.   Financing Agreements

  In October, 1995, the Company, APR, and APR Funding Corporation, a wholly owned subsidiary of APR, entered into an extendable three year securitization agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $30,000,000. This agreement replaced a similar agreement with another financial institution that was entered into in July, 1993. The purchaser permits principal collections to be reinvested in new financing agreements. APR had securitized receivables of $17.3 million at March 31, 1996. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to pay off the previous securitized receivables under the prior agreement.

  APR did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds. The terms of the securitization agreement require that APR maintain a default reserve at specified levels which serves as collateral. At March 31, 1996, approximately $2.1 million of owned finance receivables served as collateral under the default reserve provision. APR continues to service the securitized receivables for which it receives a servicing fee.

  As of March 31, 1996, UPAC had outstanding secured notes payable of $21.3 million under a restated secured credit agreement dated as of July 29, 1994 with three banks, secured by the UPAC receivables, whereby, as amended on August 14, 1995 and April 3, 1996, the aggregate maximum principal amount outstanding shall not exceed the lesser of $30,000,000 or 85% of the qualified notes assigned to the banks and the sum of the outstanding principal of and the accrued interest on, the additional obligations to insurance agents with whom UPAC does business evidenced by promissory notes. This credit agreement is scheduled to expire on August 31, 1996. Borrowings under the credit agreement not subject to the LIBOR (London Inter Bank EuroDollar Market) Pricing Option, $1.3 million at March 31, 1996, are at the bank's prime rate, which was 8.25% at March 31, 1996. Borrowings under the LIBOR Pricing Option, $20 million at March 31, 1996, are at the LIBOR rate plus 2.00% for each applicable interest period, an average effective rate of 7.3% at March 31, 1996. The acquisition of UPAC by Anuhco resulted in certain technical events of default of the secured credit agreement which were waived by the lender. UPAC's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $2,473,000 at March 31, 1996 are also included in secured notes payable.

  In September 1988, Crouse Cartage entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In September, 1995 the term of this agreement was extended to June 30, 1997. The outstanding balance on this revolving line of credit at March 31, 1996 was $500,000. Borrowings under the revolving credit agreement bear interest at the bank's prime rate which was 8.25% at March 31, 1996.

5.   Shareholders' Equity

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 7,136,017 for the quarter ended March 31, 1996 and 7,553,561 for the quarter ended March 31, 1995.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the first quarter of 1996, the Company repurchased an additional 18,700 shares of common stock, bringing the total shares repurchased to 435,800 shares, or 5.8% of outstanding shares before initiating the program, at a total cost of $3,692,000.

6.   AFS Net Assets

  Under the provisions of a Joint Plan of Reorganization ("the Joint Plan"), AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims are allowed and cash is available, distributions to the creditors occur. The Joint Plan also provided for distributions to Anuhco as unsecured creditor distributions occurred in excess of 50% of allowed claims. Anuhco also will receive the full benefit of any remaining assets of AFS through its ownership of AFS stock, after unsecured creditors received distributions, including interest, equivalent to 130% of their claims.

  AFS has made the full payment of all it's resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $16.8 million. The primary assets include approximately $14.3 million in cash and investments. Gross unresolved claims, primarily related to workers' compensation indemnification issues, are approximately $4 million.

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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

                      RESULTS OF OPERATIONS

First quarter ended March 31, 1996 compared to the first quarter ended March 31, 1995

  With the acquisition of APR on May 31, 1995, and UPAC on March
29, 1996 Anuhco now operates in two distinct industries;
transportation, through its subsidiary, Crouse Cartage; and financial services, through its subsidiaries, APR and UPAC.

Transportation

Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                           Quarter 1 1996
                                                vs
                                           Quarter 1 1995
Increase (decrease) from:

  Increase in LTL tonnage...................  $  510
  Decrease in LTL revenue per hundredweight.    (667)
  Decrease in truckload revenues............    (187)
    Net increase (decrease).................  $ (344)

  Less-than-truckload ("LTL") operating revenues fell by 0.8% in the first quarter of 1996 as compared to the same period in 1995. In spite of severe winter weather in the first quarter of 1996 which management estimates caused a loss of three revenue days in the quarter, Crouse achieved a 2.6% increase in LTL tons over the first quarter of 1995. The trucking industry, including Crouse Cartage, was adversely impacted by the continued competitive market pressures on freight rates during the first quarter of 1996, which reduced Crouse Cartage's LTL revenue yield by approximately 3.4%.

  Truckload operating revenue fell 3.6% in the first quarter as the net result of a 6.4% decline in the number of shipments hauled and a 2.8% increase in revenue per shipment.

Operating Expense - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                     Percent of Operating Revenue
                                            First Quarter
                                          1996           1995
Salaries, wages and employee benefits..    55.8%        55.1%
Operating supplies and expenses........    13.4         11.9
Operating taxes and licenses...........     2.9          2.8
Insurance and claims...................     2.0          2.2
Depreciation...........................     2.5          2.2
Purchased transportation...............    21.3         21.0
  Total operating expenses.............    97.9%        95.2%

  Crouse Cartage's operating expenses as a percentage of operating revenue, or operating ratio, rose from 95.1% to 97.9% for the first quarter of 1995 and 1996, respectively. This increase in operating ratio was primarily the result of increased linehaul, fuel and maintenance costs caused by the severe winter storms which occurred in Crouse's operating territory and the reduction in operating revenue which serves as the denominator in the calculation of operating ratio.

  Management expects the difficult economic operating environment in the transportation industry and the pressure on freight rates to continue in the short term, although these conditions may improve later in 1996*. In addition, a 3.7% contractual increase in union
salaries and benefits went into effect on April 1, 1996.   *This is
a forward-looking statement which involves risks and uncertainties that are detailed under caption "Forward-Looking Statements".

Financial Services

  In the first quarter of 1996, APR financed $14.2 million in insurance premiums on which it generated operating revenue of $923,000 while operating at approximately a breakeven level.

Other

  Primarily as a result of its utilization of cash and short-term investments for the acquisitions of APR and UPAC since the first quarter of 1995, Anuhco recorded a substantial decrease in interest income for the first quarter ended March 31, 1996, from the corresponding period of 1995. Anuhco's effective tax rate for the first quarter of 1996 and 1995 was 43%. During the first quarter of 1995, the Company recognized income from discontinued operations relating to additional deferred tax benefits.

Outlook

  The following statements are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

  The Company is currently developing a three-year strategic plan with the goal of growing each of its business segments to be equal contributors to the Company's earnings per share. In the transportation segment the plan calls for the Company to continue to provide and improve upon its already superior service to its customers in its primary operating territory, while extending its operations throughout the Midwest. As the Company makes the strategic investments necessary to support this expansion, the Company intends to continue to improve the efficiency and effectiveness of its existing base of operations.

  The first step for the financial services segment is the successful integration of the operations of APR and UPAC. The continued growth of this operation will involve the expansion of its licensing and qualifications to include all 50 states. The financial services segment will also focus on increasing its market penetration in certain states with substantial population and industrial base.

  In addition to the expansion of its existing operations in each of its business segments, the Company continues to consider potential acquisitions which would complement these operations.

Forward-Looking Statements

  Certain statements contained in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-Q. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Registrant or its management or Board of Directors, including plans or objectives relating to the products or services of the Registrant, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and
(iii). These forward-looking statements involve risks and uncertainties which may cause actual results to differ materially
from those in such statements.   The following discussion
identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that related to such results or actions. Other factors, which are not identified herein, could also have such an effect.

Transportation

  Certain specific factors which may affect the Company's transportation operation include: increasing competition from other regional and national carriers for freight in the Company's primary operating territory; increasing price pressure; changes in fuel prices; labor matters; including changes in labor costs, and other labor contract issues; and, environmental matters.

Financial Services

  Certain specific factors which may affect the Company's financial services operation include: the performance of financial markets and interest rates; the performance of the insurance industry; increasing competition from other premium finance companies and insurance carriers for finance business in the Company's key operating states; failure to achieve the Company's anticipated levels of expense savings from the integration of APR's and UPAC's administrative functions; difficulty in integrating the computer and operating systems; the loss of experienced, trained personnel during the transition period; the loss of customer identification with the Company as the businesses are combined; and, the inability to obtain continued financing at a competitive cost of funds.

General Factors

  Certain general factors which could affect both the Company's transportation operation and the Company's financial services operation include: changes in general business and economic conditions; changes in governmental regulation, and; tax changes. Expansion of these businesses into new states or markets is substantially dependent on obtaining sufficient business volumes from existing and new customers in these new markets at compensatory rates.

  The cautionary statements made pursuant to Section 21E of the Securities Exchange Act of 1934, as amended, are made as of the date of this Report and are subject to change. The cautionary statements set forth in this Report are not intended to cover all of the factors that may affect the Company's businesses in the future. Forward-looking information disseminated publicly by the Company following the date of this Report may be subject to additional factors hereafter published by the Company.

                       FINANCIAL CONDITION

  The Company's financial condition remained strong at March 31, 1996 with over $20 million in cash and investments at the Anuhco level, as well as approximately $14 million in cash and investments included in the net assets of AFS. During the first quarter of 1996 Anuhco completed the acquisition of UPAC using approximately $12 million in available funds. In addition, during the first three months of 1996, the Company has purchased $3.5 million of operating property and equipment, without incurring any long term indebtedness.

  On October 20, 1995 APR entered into a three year agreement with a receivable purchaser to sell an undivided interest in a designated pool of receivables. The maximum allowable receivables to be sold under this agreement is $30 million. Proceeds from the initial funding of this agreement were utilized to eliminate all outstanding balances under a prior agreement. As of March 31, 1996, APR had securitized receivables with an outstanding balance of $17.3 million. Anuhco serves as guarantor in certain limited circumstances under this agreement.

  UPAC finances its outstanding receivables under a secured credit agreement dated July 29, 1994, as amended on August 14, 1995 and April 3, 1996, which provides for maximum borrowings of the lesser of $30 million or 85% of qualified receivables. This agreement is scheduled to expire on August 31, 1996. As of March 31, 1996, UPAC had outstanding secured notes payable under the credit agreement of $21.3 million.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the first quarter of 1996, the Company repurchased an additional 18,700 shares of common stock bringing the total shares repurchased to 435,800, or 5.8% of outstanding shares before initiating the program, at a total cost of $3,692,000. Through May 10, 1996, the Company has repurchased an additional 262,100 shares of common stock. This program is being funded from available cash and investments.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  Reference is made to Item 3 of the
Registrant's Annual Report on Form 10-K for the year ended December
31, 1995.

Item 2.  Changes in Securities  None

Item 3.  Defaults Upon Senior Securities  None

Item 4.  Submission of Matters to a Vote of Security Holders  None

Item 5.  Other Information  None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     10(a)* Amendment No. 4 to and Restatement of Secured Credit Agreement, dated July 29, 1994, by and among Universal Premium Acceptance Corporation, The First National Bank of Boston, Magna Bank of Missouri and The Daiwa Bank, Limited.

     10(b)* Amendment No. 1 to Restated Secured Credit Agreement, dated August 14, 1995, by and among Universal Premium Acceptance Corporation, The First National Bank of Boston, Magna Bank of Missouri and The Daiwa Bank, Limited.

     10(c)* Amendment No. 2 to Restated Secured Credit Agreement, dated April 3, 1996, by and among Universal Premium Acceptance Corporation, The First National Bank of Boston, Magna Bank of Missouri and The Sumitomo Bank, Limited.

     19(a)* Report to Shareholders for the First Quarter, 1996, dated April 19, 1996.

     27 *    Financial Data Schedule

        * - Filed herewith.

(b)  Reports on Form 8-K

     (1) A Current Report on Form 8-K, dated March 29, 1996, was filed on April 12, 1996 to report the completion of the acquisition of all of the outstanding stock of Universal Premium Acceptance Corporation and UPAC of California, Inc.

     (2) Amendment Number 1 to Current Report on Form 8-K, dated March 29, 1996, was filed on May 14, 1996 to report the completion of the acquisition of all of the outstanding stock of Universal Premium Acceptance Corporation and UPAC of California, Inc.

          (a)  Historical Combined Financial Statements of
               Universal Premium Acceptance Corporation and UPAC of California, Inc. (business acquired).

               Annual Financial Statements

                    Report of Independent Auditor

                    Combined Balance Sheets as of December 31,
                    1995 and 1994

                    Combined Statements of Income and Retained
                    Earnings for the years ended December 31, 1995
                    and 1994

                    Combined Statements of Cash Flows for the years ended December 31, 1995 and 1994

                    Notes to Combined Financial Statements

          (b)  Condensed Pro Forma Financial Statements
               (Unaudited)

               Description of Pro Forma Financial Statements

               Condensed Pro Forma Balance Sheet as of December
               31, 1995

               Condensed Pro Forma Statements of Income for the years ended December 31, 1995 and 1994

               Notes to Pro Forma Financial Statements

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Anuhco, Inc.
                                  Registrant
                       By:  /s/ Timothy P. O'Neil
                           Timothy P. O'Neil, President &
                          Chief Financial Officer
Date:  May 15, 1996

                          EXHIBIT INDEX

Assigned
Exhibit
 Number                      Description of Exhibit
10(a)          Amendment No. 4 to and Restatement of Secured
               Credit Agreement, dated July 29, 1994, by and among
               Universal Premium Acceptance Corporation, The First
               National Bank of Boston, Magna Bank of Missouri and
               The Daiwa Bank, Limited.

10(b)          Amendment No. 1 to Restated Secured Credit
               Agreement, dated August 14, 1995, by and among Universal Premium Acceptance Corporation, The First
               National Bank of Boston, Magna Bank of Missouri and
               The Daiwa Bank, Limited.

10(c)          Amendment No. 2 to Restated Credit Agreement, dated
               April 3, 1996, by and among Universal Premium
               Acceptance Corporation, The First National Bank of
               Boston, Magna Bank of Missouri and The Sumitomo
               Bank, Limited.

19(a) Report to Shareholders for the First Quarter, 1996, dated April 19, 1996.

27             Financial Data Schedule.