Form 10-Q
period 1996-06-30
ANUHCO INC
filed 1996-08-14
CIK 719271

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            Form 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to

                   Commission File No. 0-12321



                         ANUHCO, INC.

     (Exact name of Registrant as specified in its charter)

          Delaware                               46-0278762
(State or other jurisdiction of                (I.R.S.Employer
incorporation  or  organization)            Identification No.)


8245 Nieman Road, Suite 100
     Lenexa, Kansas                             66214
(Address  of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (913) 859-0055


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X )
     No (   )

     Indicate  the number of shares outstanding of  each  of  the
     issuer's   classes  of  common  stock,  as  of  the   latest
     practicable date.

               Class                           Outstanding at August 9, 1996

     Common stock, $0.01 par value                   6,631,393 Shares



            Part I.             FINANCIAL INFORMATION
Item 1.             Financial Statements

                  ANUHCO, INC. AND SUBSIDIARIES
               For the Three Months Ended June 30,
                Consolidated Statements of Income
            (In thousands, except per share amounts)
                           (Unaudited)
                                               1996       1995
Operating Revenues                           $28,345   $24,569

Operating Expenses                            27,919    24,086

Operating Income                                 426       483

Nonoperating Income (Expense)
 Interest Income                                 217       546
 Interest Expense                                (14)      (63)
 Gain on sale of property and equipment, net       6        22
 Other, net                                       --        --
   Total nonoperating income (expense)           209       505

Income from Continuing Operations
 before Income Taxes                             635       988
Income Tax Provision                             273       425

Income from Continuing Operations                362       563

Income from Discontinued Operations (Note 6)     --         27

Net Income                                    $  362    $  790


Average Common Shares Outstanding (Note 5)     6,892     7,555


Net Income Per Share from Continuing
Operations                                     $0.05     $0.07

Net Income Per Share from Discontinued
Operations                                     $0.00     $0.03

Net Income Per Share                           $0.05     $0.10



    The accompanying notes to consolidated financial statements are an integral part of these statements.








                  ANUHCO, INC. AND SUBSIDIARIES
                Consolidated Statements of Income
                For the Six Months Ended June 30,
            (In thousands, except per share amounts)
                           (Unaudited)

                                                1996      1995
Operating Revenues                           $ 53,561    $49,200

Operating Expenses                             52,941     47,748

Operating Income                                  620      1,452

Nonoperating Income (Expense)
 Interest Income                                  608      1,158
 Interest Expense                                 (17)       (66)
 Gain on sale of property and equipment, net       41         42
 Other, net                                         2          1
   Total nonoperating income (expense)            634      1,135

Income from Continuing Operations
 before Income Taxes                            1,254      2,587
Income Tax Provision                              539      1,113

Income from Continuing Operations                 715      1,474

Income from Discontinued Operations (Note 6)       --        595

Net Income                                      $ 715     $2,069


Average Common Shares Outstanding (Note 5)      7,014      7,554


Net Income Per Share from Continuing
Operations                                      $0.10      $0.19

Net Income Per Share
  from Discontinued Operations                  $0.00      $0.08

Net Income Per Share                            $0.10      $0.27




    The accompanying notes to consolidated financial statements are an integral part of these statements.










                  ANUHCO, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
              (In thousands, except share amounts)
                                         June 30,1996  Dec.31,1995
                                          (Unaudited)
         Assets
Current Assets:
 Cash and temporary cash investments        $  6,073      $6,617
 Short term investments (Note 6)              10,583      27,366
 Freight accounts receivable, less allowance
    for  doubtful accounts of $435 and $409,
    respectively                               9,594       7,952
 Finance accounts receivable, less allowance
   for doubtful accounts of $663 and $351,
   respectively                               38,565       8,290
 Current deferred tax asset                      346         177
 Other current assets                          2,065       1,291
 AFS net assets (Note 6)                      16,490      16,840
   Total current assets                       83,716      68,533
Operating Property, at Cost
 Revenue equipment                            20,731      18,944
 Land                                          3,099       2,826
 Structures and improvements                   8,869       7,534
 Other operating property                      4,934       4,643

                                              37,633      33,947
   Less accumulated depreciation             (18,696)    (17,724)
       Net operating property                 18,937      16,223
Intangibles and Other Assets (Note 2)         10,004       3,670
                                            $112,657    $ 88,426

 Liabilities and Shareholders' Equity

Current Liabilities:
 Secured notes payable (Note 4)             $24,297     $  --
 Accounts payable                             3,706       1,041
 Accrued payroll and fringes                  5,856       5,203
 Claims and insurance accruals                  277         224
 Accrued and current deferred income taxes      293         288
   Other accrued expenses                       932         847
    Total current liabilities                35,361       7,603
Deferred Income Taxes                           624         543
Shareholders' Equity (Note 5)
   Preferred stock with $0.01 par value,
    authorized 1,000,000 shares, none
    outstanding                                  --         --
 Common stock with $0.01 par value,
    authorized 13,000,000 shares, out-
    standing 6,645,693 and 7,139,970
    shares, respectively                         76          76
 Paid-in capital                              5,470       5,357
 Retained earnings                           79,105      78,390
 Treasury stock, 943,877 and 417,100
    shares, respectively, at cost            (7,979)     (3,543)
    Total shareholders' equity               76,672      80,280
                                           $112,657     $88,426

    The accompanying notes to consolidated financial statements are an integral part of this statement.


                  ANUHCO, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                For the Six Months Ended June 30,
                         (In thousands)
                           (Unaudited)
                                             1996          1995
Cash Flows From Operating Activities
 Net Income                               $    715     $  2,069
 Adjustments to reconcile net income
         cash provided by operating
         activities
    Gain on sale of assets                     (41)         (42)
    Depreciation and amortization            1,678        1,335
    Provision for uncollectible accounts       364          109
    Deferred tax provision                     136           --
   Net increase (decrease) from change
    in other working capital items
    affecting operating activities            (247)        (831)
    Income from discontinued operations         --         (595)
                                             2,605        2,045
Cash Flows from Investing Activities
 Purchase of finance subsidiary
 (Note 2)                                  (11,979)     (11,216)
 Purchase of operating property             (3,998)      (3,772)
 Origination of finance accounts
   receivables                             (53,556)      (5,510)
 Sale of finance accounts receivables       20,885        4,205
 Collection of owned finance accounts
   receivables                              32,444        2,481
 Collection of long-term receivable            --         1,270
 Purchases of short-term investments       (10,515)     (25,747)
 Maturities of short-term investments       27,298       28,588
                                               579       (9,701)
Cash Flows from Financing Activities
 Payments to acquire treasury stock         (4,385)         --
 Borrowings on credit agreements, net          522          --
 Other                                         135           15
                                            (3,728)          15
Net Increase (Decrease) in Cash and
  Temporary Cash Investments                  (544)      (7,641)

Cash and Temporary Cash Investments
  at beginning of period                     6,617       11,365

Cash and Temporary Cash Investments at
  end of period                             $6,073       $3,742

Cash Paid During the Period for
  Interest                                  $  534           --
 Income Tax                                    --      $    353

 The accompanying notes to consolidated financial statements are an integral part of these statements.






                  ANUHCO, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (In Thousands)

                                                                                        Total
                                                                                        Share
                                                Common  Paid-In  Retained   Treasury    holders'
                                                 Stock  Capital  Earnings    Stock      Equity
Balance at December 31, 1994                    $   76   $5,339   $72,004  $    --      $77,419

Income from continuing operations                   --       --     2,810       --        2,810

Income from discontinued operations                 --       --     3,576       --        3,576

Issuanace of shares under Incentive Stock Plan      --       18        --       --           18

Purchase of 417,100 shares of common stock          --       --        --   (3,543)      (3,543)

Balance at December 31, 1995                        76    5,357    78,390   (3,543)      80,280

Income from continuing operations                            --       715       --          715

Income from discountinued operations                --       --        --       --           --

Issuance of shares under Incentive Stock Plan       --      113        --      (51)          62

Purchase of 521,300 shares of common stock          --       --        --   (4,385)      (4,385)

Balance at June 30, 1996 (unaudited)             $  76   $5,470   $79,105  $(7,979)   $  76,672






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

  The following reflects the operating results of Anuhco for the second quarter ended June 30, 1995 and the six months ended June
30, 1996 and 1995, assuming the acquisitions occurred as of the beginning of each of the respective periods:

                   Pro Forma Operating Results
                           (Unaudited)
              (In thousands, except per share data)
                                       Second
                                      Quarter              Six Months
                                       1995             1996       1995
Operating Revenues                    $26,636         $54,794    $53,181
Income from Continuing Operations         675             700      1,613
Income from Discontinued Operations       227              --        595
Net Income                            $   902         $   700   $  2.208

Net Income Per Share:
  Continuing operations               $  0.09           $0.10   $   0.21
  Discontinued Operations                0.03            0.00       0.08
     Total                            $  0.12           $0.10   $   0.29


The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.

3.   Profit Sharing

  In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage"); a wholly owned subsidiary of Anuhco, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is the later. The accompanying consolidated balance sheet as of June 30, 1996 includes an accrual for profit sharing costs of $724,000. The accompanying consolidated statements of income includes profit sharing costs of $724,000 and 1,022,000 for the second quarter of 1996 and 1995, respectively, and 1,189,000 and 2,187,000 for the first six months of 1996 and 1995, respectively.

4.   Financing Agreements

  In October, 1995, the Company, APR, and APR Funding Corporation, a wholly owned subsidiary of APR, entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of finance accounts receivable can be sold on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $30,000,000. This agreement replaced a similar agreement with another financial institution that was entered into in July, 1993. The purchaser permits principal collections to be reinvested in new financing agreements. APR had securitized receivables of $17.2 million at June 30, 1996. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to pay off the previous securitized receivables under the prior agreement.

  APR did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds. The terms of the securitization agreement require that APR maintain a default reserve at specified levels which serves as collateral. At June 30, 1996, approximately $2.1 million of owned finance receivables
served as collateral under the default reserve provision.   APR
continues to service the securitized receivables for which it receives a servicing fee.

  As of June 30, 1996, UPAC had outstanding secured notes payable of $22.7 million under a restated secured credit agreement with three banks dated as of July 29, 1994, as amended on August 14, 1995 and April 3, 1996. The restated secured credit agreement is secured by UPAC receivables, and provides an aggregate maximum principal amount outstanding not to exceed the lesser of $30,000,000 or 85% of the qualified notes assigned to the banks and the sum of the outstanding principal of and the accrued interest on, the additional obligations to insurance agents with whom UPAC does business evidenced by promissory notes. This credit agreement, as amended, is scheduled to expire in the fourth quarter of 1996. Borrowings under the credit agreement not subject to the LIBOR (London Inter Bank EuroDollar Market) Pricing Option, $1.7 million at June 30, 1996, are at the bank's prime rate, which was 8.25% at June 30, 1996. Borrowings under the LIBOR Pricing Option, $21 million at June 30, 1996, are at the LIBOR rate plus 2.00% for each applicable interest period, an average effective rate of 7.45% at June 30, 1996. The acquisition of UPAC by Anuhco resulted in certain technical events of default of the secured credit agreement which were waived by the lender. UPAC's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $1,639,000 at June 30, 1996 are also included in secured notes payable.

  In September 1988, Crouse Cartage entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In September, 1995 the term of this agreement was extended to June 30, 1997. There was no outstanding balance on this revolving line of credit at June 30, 1996.

5.   Shareholders' Equity

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 6,891,740 and 7,013,878 for the quarter and six months ended June 30, 1996, and 7,555,234 and 7,554,424 for the quarter and six months ended June 30, 1995, respectively.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. During the second quarter and first six months of 1996, the Company repurchased an additional 502,600 shares and 521,300 shares of common stock, respectively, bringing the total shares repurchased to 938,400 shares, or 12.4% of outstanding shares before initiating the program, at a total cost of $7,928,000.

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

  AFS has made the full payment of all it's resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $16.5 million. The primary assets include approximately $14.4 million in cash and investments. Gross unresolved claims, primarily related to workers' compensation indemnification issues, are approximately $4 million. In July 1996, AFS paid a dividend of $8.5 million to Anuhco. This dividend was paid from the excess cash and investments of AFS and did not result in the recognition of additional income from discontinued operations.

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



Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


                     RESULTS OF OPERATIONS


Second quarter and six months ended June 30, 1996 compared to the second quarter and six months ended June 30, 1995

   With the acquisition of APR on May 31, 1995, and UPAC on March 29, 1996 Anuhco now operates in two distinct industries; transportation, through its subsidiary, Crouse Cartage; and financial services, through its subsidiaries, APR and UPAC.

Transportation

Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                     Qtr. 2 1996    Six Months 1996
                                          vs.              vs.
                                     Qtr. 2 1995    Six Months 1995
Increase (decrease) from:
  Increase in LTL tonnage                $3,357         $3,872
  Decrease  in LTL revenue per
      hundredweight                      (1,154)        (1,826)
  Decrease in truckload revenues           (220)          (407)
     Net increase (decrease)             $1,983         $1,639


  Less-than-truckload ("LTL") operating revenues rose by 11.7% and 5.3% in the second quarter and first six months of 1996, respectively, as compared to the same periods in 1995. In spite of severe winter weather in the first quarter of 1996 which management estimates caused a loss of three revenue days in the quarter, Crouse achieved 17.8% and 10.1% increases in LTL tons for the second quarter and first half of 1996, respectively, over the corresponding periods of 1995. The trucking industry, including Crouse Cartage, continues to be adversely impacted by the competitive market pressures on freight rates during the current periods, which reduced Crouse Cartage's LTL revenue yield by approximately 6.1% and 4.8% for the quarter and six months, respectively.

  Truckload operating revenues were 4.1% and 3.9% lower in the second quarter and six months as the net result of 5.0% and 5.7%
declines in the number of shipments hauled and 0.9% and 1.8% increases in revenue per shipment.

Operating Expense - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                        Percent of Operating Revenue
                                       Second Quarter       Six Months
                                         1996   1995       1996   1995
Salaries, wages and employee benefits    55.7%  55.4%      55.7%  55.6%
Operating supplies and expenses          12.9%  11.5%      13.1%  11.1%
Operating taxes and licenses              2.7%   2.7%       2.9%   2.7%
Insurance and claims                      2.1%   2.3%       2.0%   2.2%
Depreciation                              2.6%   2.3%       2.6%   2.4%
Purchased transportation                 21.2%  21.3%      21.3%  21.7%
  Total operating expenses               97.2%  95.5%      97.6%  95.7%


  Crouse Cartage's operating expenses as a percentage of operating revenue, or operating ratio, rose from 95.5% to 97.2% for the second quarter and from 95.7% to 97.6% for the first six months of 1995 as compared to 1996. These increases in Crouse's operating ratio were primarily the result of increased linehaul, fuel and maintenance costs caused by the severe winter storms which occurred in Crouse's operating territory in the first quarter and the reduction in operating revenue per ton. Additionally, in the second quarter of 1996 fuel costs have remained at levels substantially above that experienced in 1995. In order to maintain its strong relationships with its key customers the Company has not passed these higher fuel costs on to its customers through fuel surcharges.

  Management expects the difficult economic operating environment in the transportation industry and the pressure on freight rates to continue in the short term.* In addition, a 3.7% contractual increase in union salaries and benefits went into effect on April
1, 1996.   *This is a forward-looking statement which involves
risks and uncertainties that are detailed under caption "Forward-Looking Statements".

Financial Services

  In the second quarter and first six months of 1996, APR and UPAC (since March 29, 1996) financed $36.3 million and $50.5 million in insurance premiums at an average annual yield of $14.6% and 14.2%, respectively. These operations generated operating income of $108,000 on net finance charges and fees earned of $2.1 million for the second quarter of 1996, and operating income of $128,000 on net finance charges and fees earned of $3.0 million for the first six months of 1996, after certain costs incurred on the acquisition and integration of UPAC.

Other

  Primarily as a result of its utilization of cash and short-term investments for the acquisitions of APR and UPAC since the first quarter of 1995, Anuhco recorded a substantial decrease in interest income for the second quarter and six months ended June 30, 1996, from the corresponding periods of 1995. Anuhco's effective tax rate for the second quarter and six months of 1996 and 1995 was 43%. During the second quarter and six months of 1995, the Company recognized income from discontinued operations relating to additional deferred tax benefits.

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

                      FINANCIAL CONDITION

   The Company's financial condition remained strong at June 30, 1996 with over $16 million in cash and investments at the Anuhco level, as well as approximately $14 million in cash and investments included in the net assets of AFS. In July 1996, AFS paid a dividend of $8.5 million to Anuhco from its excess cash and investments. During the first quarter of 1996 Anuhco completed the acquisition of UPAC using approximately $12 million in available funds. In addition, during the first six months of 1996, the Company has purchased $4.0 million of operating property and equipment, without incurring any long term indebtedness.

   On October 20, 1995 APR entered into a three year agreement with a receivable purchaser to sell an undivided interest in a designated pool of receivables. The maximum allowable receivables to be sold under this agreement is $30 million. Proceeds from the initial funding of this agreement were utilized to eliminate all outstanding balances under a prior agreement. As of June 30, 1996, APR had securitized receivables with an outstanding balance of $17.2 million. Anuhco serves as guarantor in certain limited circumstances under this agreement.

   UPAC finances its outstanding receivables under a secured credit agreement dated July 29, 1994, as amended on August 14, 1995 and April 3, 1996, which provides for maximum borrowings of the lesser of $30 million or 85% of qualified receivables. This agreement, as amended, is scheduled to expire in the fourth quarter of 1996. As of June 30, 1996, UPAC had outstanding secured notes payable under the credit agreement of $22.7 million. The Company is currently evaluating proposals to expand APR's receivables securitization agreement to include UPAC's receivables or to replace both financing arrangements within a combined receivables securitization agreement with UPAC's primary bank lender, under terms comparable to APR's securitization agreement.

   On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996 the Company completed this program and expanded the program to include an additional 10% of its then outstanding shares. During the second quarter and six months of 1996, respectively, the Company repurchased an additional 502,600 and 521,300 shares of common stock bringing the total shares repurchased to 938,400, or 12.4% of outstanding shares before initiating the program, at a total cost of $7,928,000. This program is being funded from available cash and investments.

                  PART II - OTHER INFORMATION

Item  1.  Legal Proceedings  Reference is made to Item 3  of  the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2.  Changes in Securities  None

Item 3.  Defaults Upon Senior Securities  None

Item 4.  Submission of Matters to a Vote of Security Holders

        (a)  Annual Meeting of Shareholders was held on May 22, 1996.

        (b)  The   nominees  for  the board  of  directors  previously
             reported to the Commission in the Company's Proxy Statement were re-elected.

        (c) The matters voted upon at the Annual Meeting were as follows:

        (1) All eight nominees for director were re-elected as follows:

                                                   Shares Voted
            Nominee                              For       Withheld
            John P. Bigger                     5,201,246    214,803
            William D. Cox                     5,277,746    138,303
            Lawrence D. ("Larry") Crouse       5,292,546    123,503
            Harold C. Hill, Jr.                5,292,771    123,278
            Roy R. Laborde                     5,292,546    123,503
            Timothy P. O'Neil                  5,276,746    139,303
            Eleanor Brantley Schwartz          5,215,996    200,053
            Walter P. Walker                   5,215,546    200,503

        (2) The selection of Coopers & Lybrand, L.L.P. as independent public accountants was ratified with 5,288,040 shares voting for, 90,440 shares voting against, and 37,569 shares abstaining.




Item 5.  Other Information  None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     19(a)* Report to Shareholders for the Second Quarter, 1996, dated August 12, 1996.

     27 *    Financial Data Schedule

               * Filed herewith.

(b)  Reports on Form 8-K  None

                                (SIGNATURE)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Anuhco, Inc.
                                                  Registrant



                                   By: /s/Timothy P. O'Neil
                                   Timothy P. O'Neil, President &
                                   Chief Financial Officer




Date:  August 14, 1996























                         EXHIBIT INDEX

Assigned
Exhibit
Number       Description of Exhibit

19(a)        Report to Shareholders for  the  Second
             Quarter, 1996, dated August 12, 1996.

27           Financial Data Schedule.