Form 10-Q
period 1996-09-30
ANUHCO INC
filed 1996-11-14
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from    to
                                            --  -----------------

                          Commission File No. 0-12321



                                  ANUHCO, INC.
                                  -----------

             (Exact name of Registrant as specified in its charter)


              Delaware                                   46-0278762
      --------------------------                        ------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      8245 Nieman Road, Suite 100
           Lenexa, Kansas                                  66214
      --------------------------                        ------------
      (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:     (913) 859-0055


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes ( X )   No (  )

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at November 8, 1996
      --------------------------                 -------------------------------
      Common stock, $0.01 par value                           6,541,750 Shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements




                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)
---------

                                                                                   1996                1995
                                                                                ----------           --------
Operating Revenues..........................................................      $ 30,041           $ 24,651

Operating Expenses..........................................................        29,332             23,967
                                                                                 ---------           --------

Operating Income............................................................           709                684
                                                                                 ---------           --------

Nonoperating Income (Expense)
   Interest Income..........................................................           278                497
   Interest Expense.........................................................            (5)                (6)
   Gain on sale of operating property, net..................................            24                  9
   Other, net...............................................................            --                 --
                                                                                 ---------           --------
       Total nonoperating income (expense)..................................           297                500
                                                                                 ---------           --------

Income from Continuing Operations
   before Income Taxes......................................................         1,006              1,184

Income Tax Provision........................................................           501                509
                                                                                 ---------           --------

Income from Continuing Operations...........................................           505                675

Income from Discontinued Operations (Note 6)................................            --                272
                                                                                 ---------           --------

Net Income .................................................................     $     505           $    947
                                                                                 =========           ========


Average Common Shares Outstanding (Note 5)..................................         6,609              7,392
                                                                                 =========           ========


Net Income Per Share from Continuing Operations.............................     $    0.08           $   0.09
                                                                                 =========           ========

Net Income Per Share from Discontinued Operations...........................     $    0.00           $   0.04
                                                                                 =========           ========

Net Income Per Share                                                             $    0.08           $   0.13
                                                                                 =========           ========




                                The accompanying notes to consolidated financial statements are an integral part of these statements.





                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

---------

                                                                                   1996                1995
                                                                                 ---------           --------

Operating Revenues..........................................................       $83,604           $ 73,851

Operating Expenses..........................................................        82,275             71,716
                                                                                 ---------           --------

Operating Income............................................................         1,329              2,135
                                                                                 ---------           --------

Nonoperating Income (Expense)
   Interest Income..........................................................           886              1,655
   Interest Expense.........................................................           (23)               (72)
   Gain on sale of operating property, net..................................            64                 52
   Other, net...............................................................             4                 --
                                                                                 ---------           --------
       Total nonoperating income (expense)..................................           931              1,635
                                                                                 ---------           --------

Income from Continuing Operations
   before Income Taxes......................................................         2,260              3,770
Income Tax Provision........................................................         1,040              1,621
                                                                                 ---------           --------

Income from Continuing Operations...........................................         1,220              2,149

Income from Discontinued Operations (Note 6)................................            --                867
                                                                                 ---------           --------

Net Income .................................................................     $   1,220           $  3,016
                                                                                 =========           ========


Average Common Shares Outstanding (Note 5)..................................         6,878              7,500
                                                                                     =====              =====


Net Income Per Share from Continuing Operations.............................     $    0.18           $   0.29
                                                                                 =========           ========

Net Income Per Share from Discontinued Operations...........................     $    0.00           $   0.11
                                                                                 =========           ========

Net Income Per Share........................................................     $    0.18           $   0.40
                                                                                 =========           ========






                                The accompanying notes to consolidated financial statements are an integral part of these statements.




                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                           SEPTEMBER 30, 1996  DEC. 31, 1995
                                                                           --------------------------------
                                                  ASSETS                        (Unaudited)
                                                 -------
Current Assets:
   Cash and temporary cash investments......................................     $   10,925           $  6,617
   Short-term investments                                                            13,680             27,366
   Freight accounts receivable, less allowance
       for doubtful accounts of $443 and $409, respectively.................          9,859              7,952
   Finance accounts receivable, less allowance
       for doubtful accounts of $661 and $351, respectively.................         36,476              8,290
   Current deferred tax assets..............................................            270                177
   Other current assets.....................................................          1,682              1,291
   AFS net assets (Note 6)..................................................          7,990             16,840
                                                                                 ----------           --------
       Total current assets.................................................         80,882             68,533
                                                                                 ----------           --------
Operating Property, at Cost
   Revenue equipment........................................................         21,809             18,944
   Land.....................................................................          3,290              2,826
   Structures and improvements..............................................          9,532              7,534
   Other operating property.................................................          5,262              4,643
                                                                                 ----------           --------
                                                                 11
                                                                                     39,893             33,947
       Less accumulated depreciation........................................        (19,346)           (17,724)
                                                                                 ----------           --------
           Net operating property...........................................         20,547             16,223
                                                                                 ----------           --------
Intangibles and Other Assets (Note 2).......................................         10,286              3,670
                                                                                 ----------           --------
                                                                                 $  111,715           $ 88,426
                                                                                 ==========           ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities:
   Secured notes payable (Note 4)...........................................     $   23,440           $     --
   Accounts payable.........................................................          3,114              1,041
   Accrued payroll and fringes..............................................          5,819              5,203
   Claims and insurance accruals............................................            257                224
   Accrued and current deferred income taxes................................            653                288
   Other accrued expenses...................................................          1,206                847
                                                                                 ----------           --------
       Total current liabilities............................................         34,489              7,603
                                                                                 ----------           --------
Deferred Income Taxes.......................................................            637                543
Shareholders' Equity (Note 5)
   Preferred stock with $0.01 par value, authorized
       1,000,000 shares, none outstanding...................................             --                 --
   Common stock with $0.01 par value, authorized
       13,000,000 shares, outstanding 6,578,650 and
       7,139,970 shares, respectively.......................................             76                 76
   Paid-in capital..........................................................          5,514              5,357
   Retained earnings........................................................         79,610             78,390
   Treasury stock, 1,023,720 and 417,100 shares, respectively, at cost......         (8,611)            (3,543)
                                                                                  ---------           --------
       Total shareholders' equity...........................................         76,589             80,280
                                                                                  ---------           --------
                                                                                 $  111,715           $ 88,426
                                                                                 ==========           ========


                                The accompanying notes to consolidated financial statements are an integral part of this statement.



                                                   ANUHCO, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                           (In thousands)
                                                            (Unaudited)

                                                                            1996               1995
                                                                         ---------          ----------
Cash Flows From Operating Activities
  Net Income..........................................................   $   1,220          $    3,016
  Adjustments to reconcile net income to
    cash provided by operating activities
      Gain on sale of operating property, net.........................         (64)                (50)
      Depreciation and amortization...................................       2,616               2,107
      Provision for uncollectible accounts............................         611                 250
      Deferred tax provision..........................................         697                 435
      Net increase (decrease) from change in other
       working capital items affecting operating activities...........        (644)                (14)
      Income from discontinued operations.............................          --                (867)
                                                                         ---------          ----------
                                                                             4,436               4,877
                                                                         ---------          ----------
Cash Flows From Investing Activities
  Purchase of finance subsidiaries (Note 2)...........................     (11,979)            (11,216)
  Purchase of operating property......................................      (6,370)             (4,008)
  Origination of finance accounts receivables.........................     (88,206)            (22,497)
  Sale of finance accounts receivables................................      30,140              15,336
  Collection of owned finance accounts receivables....................      59,711               8,018
  Collection of long-term receivable..................................          --               1,270
  Purchases of short-term investments.................................     (17,454)            (52,582)
  Maturities of short-term investments................................      39,628              58,230
                                                                         ---------          ----------
                                                                             5,470              (7,449)
                                                                         ---------          ----------
Cash Flows From Financing Activities
  Payments to acquire treasury stock..................................      (4,982)             (3,543)
  Borrowings (repayments) on credit agreements, net...................        (335)                 --
  Other...............................................................        (281)                (26)
                                                                         ---------          ----------
                                                                            (5,598)             (3,569)
                                                                         ---------          ----------
Net Increase (Decrease) in Cash and Temporary Cash Investments........       4,308              (6,141)

Cash and Temporary Cash Investments at beginning of period............       6,617              11,365
                                                                         ---------          ----------

Cash and Temporary Cash Investments at end of period..................   $  10,925          $    5,224
                                                                         =========          ==========

Cash Paid During the Period for
  Interest............................................................   $     854          $       --
  Income Tax..........................................................   $      92          $    1,153

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



                                                   ANUHCO, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)


                                                                                                       Total
                                                                                                       Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                   Stock       Capital    Earnings       Stock         Equity
                                                   -----       -------    ---------     --------      -------
Balance at December 31, 1994..................     $   76      $ 5,339    $  72,004     $     --      $ 77,419

Income from continuing operations.............         --           --        2,810           --         2,810

Income from discontinued operations...........         --           --        3,576           --         3,576

Issuance of shares under Incentive Stock Plan          --           18           --           --            18

Purchase of 417,100 shares of common stock....         --           --           --       (3,543)       (3,543)
                                                   ------      -------    ---------     --------      --------

Balance at December 31, 1995..................         76        5,357       78,390       (3,543)       80,280

Income from continuing operations.............         --           --        1,220           --         1,220

Income from discontinued operations...........         --           --           --           --            --

Issuance of shares under Incentive Stock Plan.         --          157           --          (87)           70

Purchase of 596,400 shares of common stock....         --           --           --       (4,981)       (4,981)
                                                   ------      -------    ---------     --------      --------

Balance at September 30, 1996 (unaudited).....     $   76      $ 5,514    $  79,610     $ (8,611)     $ 76,589
                                                   ======      =======    =========     ========      ========







                                 The accompanying notes to consolidated financial statements are an integral part of these statements.


                         ANUHCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include Anuhco and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been examined or reviewed by independent public accountants. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

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

2.    ACQUISITION OF PREMIUM FINANCE SUBSIDIARIES

  On May 31, 1995, Anuhco completed the acquisition of all of the issued and outstanding stock of Agency Premium Resource, Inc. and subsidiary ("APR"). The purchase price, together with payments for certain services to be rendered by the sellers after closing, was approximately $11.3 million. In addition to the Stock Purchase Agreement by which Anuhco acquired all of the APR stock, Anuhco entered into a consulting agreement with a former shareholder of APR, and an employment agreement with APR's president and chief executive officer. Under the former, Anuhco is entitled to consult with the former majority shareholder regarding APR for three years. Under the latter, APR is entitled to the continuation of the services of the president and chief executive officer for five years. This transaction was accounted for as a purchase. Anuhco utilized a portion of its available cash and investments to consummate the purchase. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and the APR shareholders.

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

  The following reflects the pro forma operating results of Anuhco for the third quarter ended September 30, 1995 and the nine months ended September 30, 1996 and 1995, assuming the acquisitions occurred as of the beginning of each of the respective periods:


                                                    Pro Forma Operating Results
                                                            (Unaudited)
                                               (In thousands, except per share data)

                                                        Third
                                                       Quarter                 Nine Months
                                                                          ----------------------
                                                         1995                1996         1995
                                                       --------           ---------     --------
Operating Revenues..............................       $ 25,862           $  84,837     $ 79,043
Income from Continuing Operations...............            677               1,205        2,290
Income from Discontinued Operations.............            272                  --          867
                                                       --------           ---------     --------
Net Income......................................       $    949           $   1,205     $  3,157
                                                       ========           =========     ========

Net Income Per Share:
    Continuing Operations.......................       $   0.09           $    0.18     $   0.31
    Discontinued Operations.....................           0.04                0.00         0.11
                                                       --------           ---------     --------
         Total..................................       $   0.13           $    0.18     $   0.42
                                                       ========           =========     ========

The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.

3.    PROFIT SHARING

  In September 1988, the employees of Crouse Cartage Company ("Crouse Cartage"), a wholly owned subsidiary of Anuhco, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse Cartage's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is the later.
The accompanying consolidated balance sheet as of September 30, 1996 includes an accrual for profit sharing costs of $953,000. The accompanying consolidated statements of income include profit sharing costs of $953,000 and $732,000 for the third quarter of 1996 and 1995, respectively, and $2,142,000 and $2,918,000 for the first nine months of 1996 and 1995, respectively.

4.    FINANCING AGREEMENTS

  In October, 1995, the Company, APR, and APR Funding Corporation, a wholly owned subsidiary of APR, entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of finance accounts receivable can be sold on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $30,000,000. This agreement replaced a similar agreement with another financial institution that was entered into in July, 1993. The purchaser permits principal collections to be reinvested in new financing agreements. APR had securitized receivables of $15.2 million at September 30, 1996. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to pay off the previous securitized receivables under the prior agreement.

  APR did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds. The terms of the securitization agreement require that APR maintain a default reserve at specified levels which serves as collateral. At September 30, 1996, approximately $1.8 million of owned finance
receivables served as collateral under the default reserve provision.   APR
continues to service the securitized receivables for which it receives a servicing fee.

  As of September 30, 1996, UPAC had outstanding secured notes payable of $22.5 million under a restated secured credit agreement with three banks dated as of July 29, 1994, as amended on August 14, 1995, April 3, 1996 and August 31, 1996. The restated secured credit agreement is secured by UPAC receivables, and provides an aggregate maximum principal amount outstanding not to exceed the lesser of $30,000,000 or 85% of the qualified notes assigned to the banks and the sum of the outstanding principal of and the accrued interest on, the additional obligations to insurance agents with whom UPAC does business evidenced by promissory notes. This credit agreement, as amended, is scheduled to expire in the fourth quarter of 1996. After August 31, 1996, 76% of borrowings, $17.1 million at September 30, 1996, are at 7.0%, while the remaining 24% of borrowings, $5.4 million at September 30, 1996, are at the bank's prime rate, which was 8.25%. The acquisition of UPAC by Anuhco resulted in certain technical events of default of the secured credit agreement which were waived by the lenders. UPAC's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $978,000 at September 30, 1996 are also included in secured notes payable.

  In September 1988, Crouse Cartage entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In September, 1995 the term of this agreement was extended to June 30, 1997. There was no outstanding balance on this revolving line of credit at September 30, 1996.

5.    SHAREHOLDERS' EQUITY

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 6,609,287 and 6,877,995 for the quarter and nine months ended September 30, 1996, and 7,392,253 and 7,499,723 for the quarter and nine months ended September 30, 1995, respectively.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. During the third quarter and first nine months of 1996, the Company repurchased an additional 75,100 shares and 596,400 shares of common stock, respectively, bringing the total shares repurchased to 1,013,500 shares, or 13.4% of outstanding shares before initiating the program, at a total cost of $8,525,000.

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

  AFS has made the full payment of all its resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $11.1 million. The primary assets include approximately $6.2 million in cash and investments. Gross unresolved claims, primarily related to workers' compensation indemnification issues, are approximately $4 million. In July 1996, AFS paid a dividend of $8.5 million to Anuhco. This dividend was paid from the excess cash and investments of AFS and did not result in the recognition of additional income from discontinued operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            RESULTS OF OPERATIONS


Third quarter and nine months ended September 30, 1996 compared to the third quarter and nine months ended September 30, 1995


  With the acquisition of APR on May 31, 1995, and UPAC on March 29, 1996, Anuhco now operates in two distinct industries; transportation, through its subsidiary, Crouse Cartage; and financial services, through its subsidiaries, APR and UPAC.

TRANSPORTATION
--------------

Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                                  Qtr. 3 1996   Nine Months 1996
                                                      vs.            vs.
                                                  Qtr. 3 1995   Nine Months 1995
                                                   -----------  ----------------
Increase (decrease) from:

  Increase in LTL tonnage........................     $5,344         $9,261
  Decrease in LTL revenue per hundredweight......     (1,232)        (3,103)
  Increase (decrease) in truckload revenues......        172           (234)
                                                      ------         ------
      Net increase...............................     $4,284         $5,924
                                                      ======         ======

  Less-than-truckload ("LTL") operating revenues rose by 22.4% and 10.9% in the third quarter and first nine months of 1996, respectively, as compared to the same periods in 1995. In spite of severe winter weather in the first quarter of 1996 which management estimates caused a loss of three revenue days in the quarter, Crouse achieved 29.1% and 16.3% increases in LTL tons for the third quarter and first nine months of 1996, respectively, over the corresponding periods of 1995. The trucking industry, including Crouse Cartage, continues to be adversely impacted by the competitive market pressures on freight rates during the current periods, which reduced Crouse Cartage's LTL revenue yield by approximately 6.7% and 5.5% for the quarter and nine months, respectively.

  Truckload operating revenues were 3.3% higher in the third quarter on 4.7% more shipments, offset by a 1.4% decline in revenue per shipment. For the first nine months of 1996, truckload operating revenue fell 1.5% on a 2.2% decline in number of shipments and a 0.7% overall increase in revenue per shipment.

Operating Expense - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:


                                                                        Percent of Operating Revenue
                                                                ---------------------------------------------
                                                                  Third Quarter               Nine Months
                                                                -------------------       -------------------
                                                                 1996         1995         1996         1995
                                                                ------       ------       ------       ------
Salaries, wages and employee  benefits...................        56.2%        55.8%        55.9%        55.5%
Operating supplies and expenses..........................        12.1%        11.2%        12.8%        11.4%
Operating taxes and licenses.............................         2.6%         2.5%         2.8%         2.7%
Insurance and claims.....................................         2.0%         2.3%         2.0%         2.2%
Depreciation.............................................         2.5%         2.6%         2.5%         2.4%
Purchased transportation.................................        21.1%        22.5%        21.2%        21.7%
                                                                 -----        -----        -----        -----
    Total operating expenses.............................        96.5%        96.9%        97.2%        95.9%
                                                                 =====        =====        =====        =====


  Crouse Cartage's operating expenses as a percentage of operating revenue, or operating ratio, fell from 96.9% to 96.5% for the third quarter and rose from 95.9% to 97.2% for the first nine months of 1995 as compared to 1996. The decrease in Crouse's operating ratio for the third quarter was primarily due to a reduction in purchased transportation resulting from a change in the mix of LTL and TL tons from the third quarter of 1995. Additionally, in the third quarter of 1996 fuel costs have remained at levels substantially above that experienced in 1995. The increase in Crouse's operating ratio for the nine months was primarily the result of continued high fuel costs, increased linehaul and maintenance costs, the severe winter storms which occurred in Crouse's operating territory in the first quarter and the reduction in operating revenue per ton.

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

FINANCIAL SERVICES
-------------------

  In the third quarter and first nine months of 1996, APR and UPAC (since March 29, 1996) financed $34.0 million and $85.9 million in insurance premiums at an average annual yield of 14.7% and 14.4%, respectively. These operations generated a net operating loss of $14,000 on net finance charges and fees earned of $2.1 million for the third quarter of 1996, and operating income of $73,000 on net finance charges and fees earned of $5.1 million for the first nine months of 1996. The Company has incurred some duplicate administrative costs as it integrates the operations of APR and UPAC. Certain of these duplicate costs will continue through the first half of 1997.

OTHER
-----

  Primarily as a result of its utilization of cash and short-term investments for the acquisitions of APR and UPAC since the first quarter of 1995, Anuhco recorded a substantial decrease in interest income for the third quarter and nine months ended September 30, 1996, from the corresponding periods of 1995. Anuhco's effective tax rate increased for the third quarter and nine months of 1996, to 50% and 46%, respectively, from 43% for the same periods of 1995. These increases were due primarily to the impact of non-deductible purchase intangibles amortization on reduced income levels in the financial services operations. During the third quarter and nine months of 1995, the Company recognized income from discontinued operations relating to additional deferred tax benefits.

Outlook
-------

  The following statements are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

  The Company is currently developing a three-year strategic plan with the goals of continuing the growth of its business segments, and making the financial services segment a more equal contributor to the Company's earnings per share. In the transportation segment the plan calls for the Company to continue to provide and improve upon its already superior service to its customers in its primary operating territory, while extending its operations throughout the Midwest. As the Company makes the strategic investments necessary to support this expansion, the Company intends to continue to improve the efficiency and effectiveness of its existing base of operations.

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

Forward-Looking Statements
--------------------------

  Certain statements contained in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-Q. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties which may cause actual results to
differ materially from those anticipated in such statements.   The following
discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that related to such results or actions. Other factors, which are not identified herein, could also have such an effect.

Transportation
--------------

  Certain specific factors which may affect the Company's transportation operation include: increasing competition from other regional and national carriers for freight in the Company's primary operating territory; increasing price pressure; changes in fuel prices; labor matters; including changes in labor costs, and other labor contract issues; and, environmental matters.

Financial Services
------------------

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

General Factors
---------------

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

                             FINANCIAL CONDITION

  The Company's financial condition remained strong at September 30, 1996 with over $24 million in cash and investments at the Anuhco level, as well as approximately $6 million in cash and investments included in the net assets of AFS. In July 1996, AFS paid a dividend of $8.5 million to Anuhco from its excess cash and investments. During the first quarter of 1996 Anuhco completed the acquisition of UPAC using approximately $12 million in available funds. In addition, during the first nine months of 1996, the Company has purchased $6.4 million of operating property and equipment, without incurring any long term indebtedness.

On October 20, 1995 APR entered into a three year agreement with a receivable purchaser to sell an undivided interest in a designated pool of receivables.
The maximum allowable receivables to be sold under this agreement is $30 million. Proceeds from the initial funding of this agreement were utilized to eliminate all outstanding balances under a prior agreement. As of September 30, 1996, APR had securitized receivables with an outstanding balance of $15.2 million. Anuhco serves as guarantor in certain limited circumstances under this agreement.

  UPAC finances its outstanding receivables under a secured credit agreement dated July 29, 1994, as amended on August 14, 1995, April 3, 1996, August 31, 1996 and, October 31, 1996, which provides for maximum borrowings of the lesser of $30 million or 85% of qualified receivables. This agreement, as amended, is scheduled to expire in the fourth quarter of 1996. As of September 30, 1996, UPAC had outstanding secured notes payable under the credit agreement of $22.5 million. The Company is currently evaluating proposals to expand APR's receivables securitization agreement to include UPAC's receivables or to replace both financing arrangements within a combined receivables securitization agreement with UPAC's primary bank lender, under terms comparable to APR's securitization agreement.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its
outstanding shares of common stock.    During the second quarter of 1996 the
Company completed this program and expanded the program to include an additional 10% of its then outstanding shares. During the third quarter and nine months of 1996, respectively, the Company repurchased an additional 75,100 and 596,400 shares of common stock bringing the total shares repurchased to 1,013,500, or 13.4% of outstanding shares before initiating the program, at a total cost of $8,525,000. This program is being funded from available cash and investments.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  Reference is made to Item 3 of the Registrant's
--------------------------
Annual Report on Form 10-K for the year ended December 31, 1995.

Item 2.  Changes in Securities  None
------------------------------

Item 3.  Defaults Upon Senior Securities  None
----------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders  None
------------------------------------------------------------

Item 5.  Other Information  None
--------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)       Exhibits

      10(a)* Amendment No. 3, Extension, Waiver and Assignment to Restated Secured Credit Agreement by and among Universal Premium Acceptance Corporation, The First National Bank of Boston, Magna Bank of Missouri and The Sumitomo Bank, dated August 31, 1996.

      10(b)* Amendment No. 4 and Extension to Restated Secured Credit Agreement by and among Universal Premium Acceptance Corporation, The First National Bank of Boston and The Sumitomo Bank, dated October 31, 1996.

      19(a)* Report to Shareholders for the Third Quarter, 1996, dated October 24, 1996.

      27 *     Financial Data Schedule

      *        Filed herewith.

(b)   Reports on Form 8-K  None







                                        (    SIGNATURE)
                                             ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Anuhco, Inc.
                                                 ---------------------------
                                                      Registrant



                                          By:    /s/Timothy P. O'Neil
                                              --------------------------------
                                          Timothy P. O'Neil, President &
                                          Chief Financial Officer




Date:  November 13, 1996




                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit
------  ------------------------------------------------------------------------

10(a) Amendment No. 3, Extension, Waiver and Assignment to Restated Secured
      Credit Agreement by and among Universal Premium Acceptance Corporation, The First National Bank of Boston, Magna Bank of Missouri and The Sumitomo Bank, dated August 31, 1996.


10(b) Amendment No. 4 and Extension to Restated Secured Credit Agreement by and
      Among Universal Premium Acceptance Corporation, The First National Bank of Boston and The Sumitomo Bank, dated October 31, 1996.

19(a) Report to Shareholders for the Third Quarter, 1996, dated October 24,
      1996.

27    Financial Data Schedule.