Form 10-K
period 1996-12-31
ANUHCO INC
filed 1997-03-17
CIK 719271

FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1996

                        Commission File Number - 0-12321

                                  ANUHCO, INC.

                       State of Incorporation - Delaware
                  IRS Employer Identification No. - 46-0278762

               8245 Nieman Road, Suite 100, Lenexa, Kansas  66214
                       Telephone Number - (913) 859-0055

           Securities Registered Pursuant to Section 12(b) of the Act

                                                       Name of Each Exchange
 Title of Each Class                                    on Which Registered
Anuhco, Inc. Common Stock, par value                   American Stock Exchange
$0.01 per share, 6,381,709 shares
outstanding, as of March 5, 1997


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x  .  No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the Common Stock held by non-affiliates of Anuhco, Inc. as of March 5, 1997, was $45,582,000 based on the last trade on the American Stock Exchange on that date.

                           DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12 and 13 is incorporated herein by reference from Anuhco, Inc.'s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1997, which will be filed within 120 days after December 31, 1996.

                                  ANUHCO, INC.

                                 1996 FORM 10-K

                               TABLE OF CONTENTS

                                                                       Page

                                     PART I


Item  1.   Business..................................................      3
Item  2.   Properties................................................      8
Item  3.   Legal Proceedings.........................................      9
Item  4.   Submission of Matters to a Vote of Security Holders.......     10
           Executive Officers of Registrant..........................     10


                                    PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
            Matters..................................................     10
Item  6.   Selected Financial Data...................................     11
Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     12
Item  8.   Financial Statements and Supplementary Data...............     17
Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures.....................     37


                                    PART III

Item 10. Directors and Executive Officers of the Registrant..........     37
Item 11. Executive Compensation......................................     37
Item 12. Security Ownership of Certain Beneficial Owners and Management   37
Item 13. Certain Relationships and Related Transactions..............     38


                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules,and Reports on Form
           8-K.......................................................     38





                                     PART I

ITEM 1.  BUSINESS.

     Anuhco, Inc. ("Anuhco" or the "Company"), headquartered in Lenexa, Kansas, is a Delaware holding company which was formed in April, 1976. Anuhco operates in two industry segments; transportation, through its subsidiary Crouse Cartage Company ("Crouse") and financial services, through Agency Premium Resource, Inc. and its subsidiaries ("APR") and Universal Premium Acceptance Corporation and UPAC of California, Inc. (together "UPAC"). Crouse was acquired by Anuhco as of September 1, 1991. APR was acquired on May 31, 1995. UPAC was acquired on March 29, 1996. Anuhco also owns American Freight System, Inc. ("AFS"), a discontinued operation. Financial information about the Company's operating industry segments is presented in Note 1 to the consolidated financial statements.


                                      TRANSPORTATION

     Crouse operates a diversified motor freight transportation system primarily serving the upper central and midwest portion of the United States. Crouse is a regular-route motor common carrier of general commodities in less-than-truckload ("LTL") quantities with a twelve state service area, and also offers irregular-route motor common carrier service for truckload quantities of general and perishable commodities throughout the 48 contiguous United States.

     The following table sets forth certain financial and operating data with respect to Crouse prior to the effects of acquisition related adjustments for the years 1996 through 1992.


                                                        1996           1995         1994           1993          1992
Revenue (000's)..................................       $ 107,502      $95,152      $95,772       $76,888       $71,266
Operating Income (000's).........................           2,915        3,970        6,017         3,419         3,093
Operating Ratio (Note 1).........................            97.3%        95.8%        93.7%         95.6%         95.7%
Number of shipments (000's) -
    Less-than-truckload (Note 2).................             894          742          744           620           583
    Truckload....................................              32           32           33            28            28
Revenue per hundredweight -
    Less-than-truckload..........................       $    8.84      $  9.25      $  9.38       $  9.19       $  9.15
    Truckload....................................            2.31         2.30         2.19          2.06          2.04
Tonnage (000's) -
    Less-than-truckload..........................             487          402        398             321           292
    Truckload....................................             461          451        479             433           434
Intercity miles operated (000's).................          44,523       39,424       36,720        32,139        31,110
At year end, number of -
     Terminals (Note 3)..........................              55           54           53            48            44
     Tractors and trucks.........................             585          527          504           483           426
     Trailers....................................           1,194        1,004          948           869           841
     Employees...................................           1,113          945          965           806           769


Notes:

(1)  Operating ratio is the percent of operating expenses to operating revenue.
(2)  Less-than-truckload refers to shipments weighing less than 10,000 pounds.
(3) Includes company-owned, company leased, agent and other operating locations.

      Crouse, an Iowa Corporation headquartered in Carroll, Iowa, is engaged in the transportation of general commodities which include all types of freight other than personal household goods, commodities of exceptionally high value, explosives and commodities in bulk or requiring special equipment. During 1996, LTL shipments (less than 10,000 pounds) comprised 80% of revenue and truckload shipments (10,000 pounds or greater) comprised 20% of revenue. Crouse is an LTL regular route common carrier with LTL service in the 12 states of Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota, and Wisconsin. Crouse also has a truckload general commodities and special commodities division which operates in all 48 contiguous states. A substantial portion of Crouse's business is concentrated in the states of Iowa, Illinois, Minnesota, Missouri and Wisconsin. Crouse with more than 12,000 customers has a broad customer base, with no single customer comprising a significant portion of its total revenue.

      LTL shipments must be handled rapidly and carefully in several coordinated stages. Shipments are first picked up from customers by local drivers operating from the Crouse network of 55 service locations, each of which services a particular territory. The freight is then transported to a terminal, loaded into intercity trailers, carried by linehaul drivers to the terminal which services the delivery area, transferred to trucks or trailers and then delivered to the consignee by local drivers. Much of Crouse Cartage's LTL freight is handled and/or transferred through one of three centrally located "break bulk" terminals between the origin and destination service areas. Competition for LTL freight is primarily based upon service and freight rates. LTL operations require substantial equipment capabilities and an extensive network of terminal facilities. Accordingly, LTL operations, compared to truckload shipments and operations, command higher rates per weight shipped and have tended historically to be less vulnerable to competition from other forms of transportation such as railroads. When required by customer's service needs, Crouse's concentrated and efficient operations typically allow it to provide next day service (delivery on the day after pickup) for much of the LTL freight it handles.

                                  SEASONALITY

      Crouse's quarterly operating results, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather-related operating conditions. Tonnage levels are generally highest from September through November. A smaller peak also generally occurs in April through June. Inclement weather conditions during the winter months adversely affect the number of freight shipments and increase operating costs. Historically, Crouse has achieved its best operating results in the second and third quarters when adverse weather conditions do not affect its operations and seasonal peaks occur in the freight shipped via public transportation.


                              INSURANCE AND SAFETY

      Crouse is largely self-insured with respect to public liability, property damage, workers' compensation, cargo loss or damage, fire, general liability and other risks. In addition, Crouse maintains excess liability coverage for risks over and above the self-insured retention limits. All claims pending against Crouse are fully covered by outside insurance or, in the opinion of management, are adequately reserved under Crouse's self-insurance program.

      Because most risks are largely self-insured, Crouse's insurance costs are primarily a function of the success of its safety programs and less subject to increases in insurance premiums. Crouse conducts a comprehensive safety program to meet its specific needs. Crouse's drivers have good driving records and have won individual Iowa State Truck Driving Championships 16 times in the past 18 years.

                                  COMPETITION

      Crouse's operations are subject to intense competition with other motor common carriers and, to a lesser degree, with contract and private carriage. Intense competition for freight has resulted in a proliferation of discount programs among competing carriers. Crouse competes in such price discounting on an account by account basis, taking into consideration the cost of services relative to the net revenue to be obtained, the competing carriers and the need for freight in specific traffic lanes. Crouse's main competition over its shorter routes is with American Freightways, Harrison, Arkansas; ANR Advance Transportation Co., Milwaukee, Wisconsin; Con-Way Express, Ann Arbor, Michigan; H&W Motor Express, Dubuque, Iowa; Hyman Freightways, St. Paul, Minnesota; Midland Transportation, Marshalltown, Iowa; US Freightways Corporation, Rosemont, Illinois; and Viking Motor Freight, San Jose, California. For freight moving over greater distances, Crouse must compete with national and large inter-regional carriers.

                                   REGULATION

      Through December 31, 1995, the interstate operations of Crouse were subject to regulation by the Interstate Commerce Commission ("ICC") and the Department of Transportation ("DOT"). Effective January 1, 1996, The ICC Termination Act of 1995 closed the ICC and transferred its remaining responsibilities to the DOT and a newly created panel within the DOT, the Surface Transportation Board ("STB"). Motor carriers are required to register with the DOT. Registration is granted by the DOT upon showing safety, fitness, financial responsibility and willingness to abide by DOT regulations. Under the ICC Termination Act, antitrust protections are continued for certain collective activities by motor carriers, including through rates and joint rates; household goods rates; classifications; mileage guides; rules; divisions and rate bureau activities. All collectively-set rates, classifications, guides, etc. must be published and made available for public inspection upon request. Collective discussions by motor carriers regarding rates may only involve general rate increases relating to average costs for the industry as a whole. Such discussions may not relate to individual single-line rates or specific markets. Carriers relying on these collective activities must participate in the governing publication and issue a power of attorney to the publishing agent. Agreements establishing collective activities by motor carriers must be submitted to the STB for approval under a public interest test. These changes did not materially affect the financial position or results of operations of the Company.

      Crouse is subject to state public utilities commissions and similar state regulatory agencies with respect to safety and financial responsibility in its intrastate operations. Crouse is also subject to safety regulations of the states in which it operates, as well as regulations governing the weight and dimensions of equipment.

                                   EMPLOYEES

      Crouse employs approximately 1,113 persons, of whom approximately 929 are drivers, mechanics, dockworkers or terminal office clerks. The remainder are engaged in managerial, sales and administrative functions. Labor costs represent the largest single component of Crouse's operating expenses, totaling 55.9% of transportation operating revenue for 1996. In the opinion of its management, Crouse has a good working relationship with its employees.

      Approximately 80% of Crouse employees, including primarily drivers, dockworkers and mechanics, are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union") or other local unions. Crouse and the Teamsters Union are parties to the National Master Freight Agreement ("NMFA") which expires on March 31, 1998. As an employer signatory to the agreement, Crouse must contribute to certain pension plans established for the benefit of employees belonging to the Teamsters Union.

      Under provisions of the NMFA, Crouse has maintained a profit sharing program for all employees since 1988 ("Profit Sharing"). In 1994 the Profit Sharing was extended for at least another four years after 87% of the union employees and 91% of its non-union employees voted for such extension. Profit Sharing is structured to allow all Crouse employees to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains and losses on the sale of assets) in return for a 15% reduction in wages. Profit Sharing distributions, made quarterly, totaled $2.8 million for 1996.


                               FINANCIAL SERVICES

      APR and UPAC, headquartered in Lenexa, Kansas, are engaged primarily in the business of financing the payment of insurance premiums. The operations of APR and UPAC were combined effective December 31, 1996. Effective in 1997 the Company will conduct its insurance premium finance business as UPAC. UPAC offers financing of insurance premiums primarily to commercial purchasers of property, casualty and liability insurance who wish to pay their insurance premiums on an installment basis. Whereas many insurance carriers require advance payment of a full year's premium, UPAC allows the insured to spread the cost of the insurance policy over time.

      UPAC finances insurance premiums without assuming the risk of claims loss borne by insurance carriers. When insureds buy an insurance policy from an independent insurance agent or broker who offers financing through UPAC, the insureds generally pay a down payment of 15 to 25% of the total premium and sign a premium finance agreement for the balance. Under the terms of UPAC's standard form of financing contract, UPAC is given the power to cancel the insurance policies if there is a default in the payment on the finance contracts and to collect the unearned portion of the premiums from the insurance carrier. The down payments are set at a level designed, in the event of cancellation of a policy, such that the return premiums from the insurance carriers are expected to be sufficient to cover the loan balances plus interest and other charges due to UPAC. Agency Services, Inc. ("ASI"), a wholly-owned subsidiary of APR, also provides motor vehicle report services to insurance agents and brokers.

      UPAC provides financing through insurance agents or brokers throughout the 48 continental United States. UPAC currently does business with more than 3,500 insurance agencies or brokers, the largest of which referred approximately 6% of the total premiums financed in 1996. The following table sets forth certain financial and operating data with respect to APR and UPAC since their acquisitions by Anuhco on May 31, 1995 and March 29, 1996, respectively:

                                                        1996             1995

            Premiums financed (000's)                $ 120,355           $37,852
            Number of premium finance contracts         46,968             7,214
            Average amount of contracts              $   2,562           $ 5,247



                                   REGULATION

      UPAC's operations are regulated by state statutes, and regulations promulgated thereunder, which provide for the licensing, administration and supervision of premium finance companies. Such statutes and regulations impose significant restrictions on the operation of UPAC's business.

      UPAC is currently licensed to do business as an insurance premium finance company in 35 states and does business as a foreign corporation in 12 other states that do not require separate licensing of insurance premium finance companies. UPAC generally must renew its licenses annually. UPAC is also subject to periodic examinations and investigations by state regulators. The licensing agency for insurance premium finance companies is generally the banking department or the insurance department of the applicable state.

      State statutes and regulations impose minimum capital requirements, govern the form and content of financing agreements and limit the interest and service charges UPAC may impose. State statutes also prescribe notice periods prior to the cancellation of policies for non-payment, limit delinquency and collection charges and govern the procedure for cancellation of policies and collection of unearned premiums. After deducting all interest, service and late charges due it, UPAC must, under applicable state laws, refund the surplus unearned premium, if any, to the insureds.

      Changes in the regulation of UPAC's activities, such as increased rate regulation, could have an adverse effect on its operations. The statutes do not provide for automatic adjustments in the rates a premium finance company may charge. Consequently, during periods of high prevailing interest rates on institutional indebtedness and fixed statutory ceilings on rates UPAC may charge its insureds, UPAC's ability to operate profitably could be adversely affected.

                                  COMPETITION

      UPAC encounters intense competition from numerous other firms, including companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Some of UPAC's competitors are larger and have greater financial and other resources and are better known to insurance agents and brokers than UPAC. In addition, there are few, if any, barriers to entry in the event other firms, particularly insurance carriers and their affiliates, seek to compete in this market.

      The market for premium finance companies is two-tiered. The first tier is that of national companies that are owned by insurance companies, banks, and commercial finance companies. In this group are five companies that on a combined basis finance more than $9 billion per annum of premium finance agreements. The second tier is comprised of numerous smaller local companies, which finance approximately $2 billion per annum of premium finance agreements, and is highly fragmented.

      Competition to provide premium financing to insureds is based primarily on interest rate or cost of financing as well as level of service to agents and insureds and flexibility of terms for down payment and number of payments. UPAC believes that its commitment to account service distinguishes it from its first tier competitors and that its cost of funds allows it to compete favorably with second tier competitors.


                                   PERSONNEL

      UPAC's staff consists of 64 employees (including 5 part-time employees).

                             DISCONTINUED OPERATION

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

      As of December 31, 1996, all unsecured creditors have been paid an amount equal to 130% of their allowed claims, which was the maximum distribution provided under the Joint Plan. Anuhco received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $25 million, $6.8 million and $8.5 million to Anuhco on December 28, 1994, July 5, 1995 and July 11, 1996, respectively.

      AFS had remaining net assets of $7.6 million as of December 31, 1996. The settlement of the remaining liabilities as of December 31, 1996 was substantially completed in February 1997. The closure of the bankruptcy estate is anticipated later in 1997. See Note 8 to the consolidated financial statements - AFS Net Assets - for further discussion.

ITEM 2.  PROPERTIES.

      Anuhco's corporate offices are located in approximately 1,000 square feet of a 24,000 square foot office building owned by the Company at 8245 Nieman Road, Lenexa, Kansas 66214. UPAC utilizes about 10,000 square feet of office space in the Company's building in Lenexa, Kansas. The remainder of the space is leased or available for lease to third-party tenants.

      Anuhco owns property through Crouse which operates a modern intercity fleet and maintains a network of terminals to support the intercity movement of freight. Crouse owns most of its fleet but leases some equipment from owner-operators to supplement the owned equipment and to provide flexibility in meeting seasonal and cyclical business fluctuations.

      As of December 31, 1996 Crouse owned 555 tractors and 30 trucks. During 1996 Crouse leased 205 tractors and 30 flatbed trailers from owner-operators. On December 31, 1996, it also owned 340 temperature controlled trailers, 822 volume vans (including 341 53-foot high-cube van trailers), and 32 flatbed trailers.

      The table below sets forth the number of operating locations at year end for the last five years:
                                     1996      1995     1994      1993   1992
      Owned terminals.........       27        26        26       10      9
      Leased terminals........        8         8         8       19     19
      Agency terminals........       20        20        19       19     16
            Total.............       55        54        53       48     44



      Effective January 1, 1994, Crouse exercised its purchase options under certain operating leases to purchase eleven (11) of the "Leased Terminals", above.


ITEM 3.  LEGAL PROCEEDINGS.

      On February 5, 1991, AFS (including certain subsidiaries subsequently merged with AFS) and its parent filed a Joint Plan of Reorganization ("Joint Plan") and a related Disclosure Statement with the United States Bankruptcy Court, District of Kansas, Topeka Division ("Bankruptcy Court"). After approval by each class of creditors entitled to vote and the equity security holders, on June 10, 1991, following a confirmation hearing, the Bankruptcy Court confirmed the Joint Plan with an Effective Date of July 11, 1991. The Joint Plan provided for the reorganization of the Company with $3.8 million in cash, no debt and the expressed intent of acquiring one or more operating companies; and the administration of the Joint Plan by AFS. (See Item 1, Discontinued Operation - for further discussion.)

      On January 12, 1994 a complaint was filed in the District Court of Johnson County, Kansas, against Anuhco, AFS and certain employees of those companies by a former employee of AFS. Such complaint alleges breach of contract, promissory estoppel, tortious interference, and misrepresentation and fraud, as it relates to an alleged incentive compensation arrangement between the former employee and AFS. The suit claims, from Anuhco and others, actual damages in excess of $2 million and punitive damages of $5 million. Management believes such claims will not likely have a material adverse effect on Anuhco's financial position or results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the fourth quarter of 1996.


      Included herein, pursuant to General Instruction G, is the information regarding executive officers required by Item 401 (b), (c) and (e) of Regulation S-K, as of March 5, 1997.

                                    Executive Officers

     Name               Age                          Position

Timothy P. O'Neil       40   President, Chief Financial Officer, and Director

Lawrence D. Crouse      56   Vice President and Director

Mark A. Foltz           38   Treasurer and Corporate Secretary


      Timothy P. O'Neil, a member of the Company's Board since August, 1995, has been President since May, 1995, Chief Financial Officer since April, 1995. From October, 1989 through May, 1995, Mr. O'Neil served in various positions with the Company, including, Senior Vice President, Vice President, Treasurer and Director of Finance. Mr. O'Neil has also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of AFS since July, 1991.

      Lawrence D. ("Larry") Crouse has been a member of the Company's Board and Vice President of the Company since September 5, 1991. He has served as Vice Chairman of Crouse since January 1997. He served as Chairman and Chief Executive Officer of Crouse from 1987 until December 1996.

      Mark A. Foltz has been Treasurer and Corporate Secretary of Anuhco since May 1996. He was employed with Anuhco as Director of Finance in July 1995 and also served as Assistant Treasurer and Assistant Secretary from August 1995 to May 1996. Mr. Foltz served in various financial positions, most recently as Assistant Vice President - Finance, with Mark VII, Inc., a publicly-held transportation company, headquartered in Memphis, Tennessee, from October 1987 to June 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(A)   MARKET INFORMATION.

      Anuhco's Common Stock is traded on the American Stock Exchange under the symbol ANU. The following table shows the sales price information for each quarterly period of 1996 and 1995.
       1996                                   High           Low

      Fourth Quarter.......................  $ 8 9/16      $  7  5/8
      Third Quarter........................    8 11/16        7  5/8
      Second Quarter.......................    9 1/2          7  1/2
      First Quarter........................    8 7/8          7  1/2



      1995                                      High          Low

      Fourth Quarter.......................  $ 8 3/4       $  7
      Third Quarter........................    8 15/16        7  3/8
      Second Quarter.......................    9 3/8          7  5/8
      First Quarter........................   10 1/2          8  1/2


(B)   HOLDERS.
                                                 Number of
                                               Holders of Record
       Title of Class                          at December 31, 1996

      Common Stock, par value $0.01 per share        5,686


(C)   DIVIDENDS.

      No cash dividends were paid during 1996 or 1995 on Anuhco's Common Stock. Anuhco currently intends to retain earnings to finance expansion and does not anticipate paying cash dividends on its Common Stock in the near future. Anuhco's future policy with respect to the payment of cash dividends will depend on several factors including, among others, any acquisitions, earnings, capital requirements and financial and operating conditions.

ITEM 6.     SELECTED FINANCIAL DATA.


                                                         1996            1995           1994           1993           1992
                                                            (In Thousands, Except Per Share Data)
Operating Revenue...........................       $  114,883      $    97,444    $     95,772    $   76,888    $    71,266

Income from Continuing
     Operations.............................       $       852     $     2,810    $      5,495    $    2,673    $     2,296

Income from Discontinued
     Operations1............................       $        --     $     3,576    $     54,845    $    3,750    $     2,250

Net Income..................................       $       852     $     6,386    $     60,340    $    6,423    $     4,546


Net Income per Share -
     Continuing Operations..................       $      0.13     $      0.38    $       0.73    $     0.35    $      0.30
     Discontinued Operations1...............       $      0.00     $      0.48    $       7.27    $     0.50    $      0.30

     Total..................................       $      0.13     $      0.86    $       8.00    $     0.85    $      0.60


Total Assets................................       $    86,812     $    88,426    $     85,399    $   24,484    $    19,388

Long-Term Debt2.............................       $         -     $         -    $          -    $    1,860    $     3,927

Cash Dividends per Common Share.............       $         -     $         -    $          -    $        -    $         -


1  See Note 8 of the Notes to Consolidated Financial Statements.

2  Including current maturities of $297,000 for 1992.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

    With the acquisition of APR on May 31, 1995 and UPAC on March 29, 1996, Anuhco now operates in two distinct industries; transportation, through its subsidiary, Crouse; and insurance premium finance, through its subsidiaries, APR and UPAC.

 Transportation

    OPERATING REVENUE - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                                        1996          1995
                                                          vs.          vs.
                                                         1995          1994
  Increase (decrease) from:
    Increases in LTL tonnage..................       $ 15,724       $  673
    Decreases in LTL revenue per hundredweight         (3,946)      (1,048)
    Increase (decrease) in truckload revenues.            571         (245)
      Net increase (decrease).................       $ 12,349       $ (620)



    Less-than-truckload ("LTL") operating revenues rose by 15.8% in 1996 in comparison to 1995 after a decrease of 0.5% in 1995 as compared to 1994. LTL tonnage rose 21.1% and 0.9% in 1996 and 1995, respectively, as compared to the
preceding years.  The substantial        increase in LTL tonnage in 1996 was due
                                       23
to increased freight volumes with existing and new customers resulting from improved economic conditions and expansion of the Company's markets. The impact on operating revenues from increased LTL tonnages in 1996 and 1995 was offset in part by decreases in revenue yield. Revenue per hundredweight decreased by 4.3% and 1.4% in 1996 and 1995, as compared to the preceding year, as the trucking industry, including Crouse, was adversely impacted by industry over-capacity which resulted in competitive market pressures on freight rates.

    Truckload operating revenue rose 2.7% in 1996 as a result of a 2.1% increase in shipments and a 0.6% increase in revenue per shipment. Truckload operating revenue fell 1.2% in 1995 from 1994 as the net result of a 4.2% decline in the number of shipments hauled and a 3.0% increase in revenue per shipment.

    OPERATING EXPENSES - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                     Percent of
                                                  Operating  Revenue
                                                 1996   1995   1994
  Salaries, wages & employee benefits.....      55.9%  55.5%   53.9%
  Operating supplies and expenses.........      13.2   11.4    11.0
  Operating taxes and licenses............       2.7    2.7     2.7
  Insurance and claims....................       1.9    1.9     2.2
  Depreciation and amortization...........       2.7    2.5     2.2
  Purchased transportation and rents......      20.9   21.8    21.7
  Total operating expenses................      97.3%  95.8%   93.7%




    Crouse's operating expenses as a percentage of operating revenue, or operating ratio, rose from 93.7% in 1994 to 95.8% and 97.3% for 1995 and 1996, respectively. These increases were primarily due to higher salaries, wages and employee benefits costs resulting from contractual wage increases and an increased number of employees to handle greater freight volumes in 1996 relative to reduced revenue yields due to competitive market pressures. Additionally, 1996 levels of operating supplies and expenses were adversely impacted by higher fuel costs throughout 1996 and increased operating costs resulting from severe winter weather in early 1996. In 1996, the increase in salaries, wages and employee benefits and operating supplies and expenses and decrease in purchased transportation and rents as a percentage of operating revenues was the result of an increase in LTL tonnage as a percentage of total tonnage. The 1994 operating ratio of 93.7% represents an exceptional result caused by the unusual circumstances occurring in 1994. In 1994, a teamsters union strike against certain of the Company's competitors, the closing of a regional competitor and the generally stronger economy allowed Crouse to handle higher freight volumes at better revenue yields without proportionately increasing its fixed costs.
The 1995 operating ratio is more in line with the Company's historical operating performance.


 Financial Services

In 1996, UPAC and APR financed $120.4 million in insurance premiums and generated earned finance charges and fees of $7.4 million and an operating loss of $653,000. The operating loss was substantially the result of certain duplicate administrative costs incurred in connection with the integration of the operations of UPAC and APR. In addition, as a result of the termination of the prior receivables securitization agreements, unamortized deferred transaction costs of $175,000 were expensed in December 1996. The Company believes that substantially all of the duplicate integration costs were incurred in 1996. In 1995 APR financed $37.9 million in insurance premiums. APR generated earned finance charges and fees of $2.3 million and operating income of $283,000 for 1995.

Other

    The Company's general corporate expenses, consisting primarily of Salaries, Wages and Employee Benefits and Operating Supplies and Expenses were $1.4 million in 1996 and 1995. In 1994 general corporate expenses were approximately $800,000. This increase in 1995 was due primarily to certain expenses which were incurred in connection with the acquisition of APR.

    As a result of Anuhco's use of funds for the UPAC acquisition and the stock repurchase programs, the Company's interest earnings on invested funds were substantially lower in 1996 than in 1995. Anuhco recorded a substantial increase in interest income for 1995 from 1994 due to higher average balances of invested funds in 1995. In addition, in 1996, the Company recorded non-operating expenses reserves for certain non-operating insurance and other reserves. Anuhco's effective tax rates for 1996 and 1995 were 51% and 43% respectively. The increase in the effective rate in 1996 was the result of the greater significance of non-deductible intangibles amortization relative to reduced pre-tax income. No provision for income taxes was recorded during 1994 due to the Company's utilization of certain tax net operating loss attributes. The impact of inflation for the last three fiscal years on revenue and income from continuing operations has been minimal.

 Outlook

  The following statements are forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

  The Company has developed a three-year strategic plan with the goals of continuing the growth of its business segments, and making the financial services segment a more equal contributor to the Company's earnings per share. In the transportation segment the plan calls for the Company to continue to provide and improve upon its already superior service to its customers in its primary operating territory, while extending its operations throughout the Midwest. As the Company makes the strategic investments necessary to support this expansion, the Company intends to continue to improve the efficiency and effectiveness of its existing base of operations.

The financial services segment will focus on increasing its market penetration in certain states with substantial population and industrial base. The additional volumes of premium finance contracts is expected to be handled within the Company's existing administrative operations without incurring significant additional fixed costs.

  In addition to the expansion of its existing operations in each of its business segments, the Company continues to consider potential acquisitions which would complement these operations.

 Forward-Looking Statements

  Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-K. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those anticipated in such statements. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that related to such results or actions. Other factors, which are not identified herein, could also have such an effect.

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


                              FINANCIAL CONDITION

    The Company's financial condition remained strong at December 31, 1996 with no debt and approximately $19 million in cash and investments at the Anuhco level, as well as approximately $6 million in cash and investments included in the net assets of AFS. In July, 1996, AFS paid a dividend of $8.5 million to Anuhco. During 1996, Anuhco used available funds for the acquisition of UPAC for $12.0 million. The purchase of over $10 million of operating property and equipment and the repurchase of Company common stock for $6.7 million. Approximately 250,000 shares remain to be repurchased under the Company's current stock repurchase program. These purchases will be made from available cash and investments.

    UPAC and APR sell undivided interests in a designated pool of accounts receivable on an ongoing basis under a receivables securitization agreement.
The current maximum allowable receivables to be sold under this agreement is $50 million and a total of $37.2 million of such receivables had been securitized as of December 31, 1996.

    Anuhco expects available cash and cash generated from 1997 operations to be sufficient to fund its operations and to meet other cash needs for 1997. Should additional cash be required, Crouse has a $2.5 million secured revolving credit agreement with Bankers Trust Company of Des Moines, Iowa, with no balance outstanding on December 31, 1996, which is available to meet short term operational needs and long-term requirements.

    At December 31, 1996, Crouse owns or leases 35 parcels of real property which are utilized in their operations. Because many of these facilities maintain underground or other fuel storage tanks, some ongoing contingent environmental liability exists; however, management is not aware of any material contamination.

    AFS is accounted for as a discontinued operation in these financial statements. The net assets, including administrative costs, are recorded on the financial statements of Anuhco as a current asset, as management expects to complete the closure of this discontinued operation during 1997.

    A new accounting pronouncement, Statement of Financial Accounting Standards No. 125, on "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued in June, 1996, effective on January 1, 1997. This standard provides accounting and reporting standards for transfers and servicing of financial assets under a "financial-components approach" and is applied on a prospective basis only for transfers occurring after December 31, 1996. The Company is evaluating the impact of the application of the new rules, but, based on current circumstances, believes this impact will not be material to the financial statements of the Company.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Anuhco, Inc.:


We have audited the consolidated balance sheets of Anuhco, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. We have also audited Schedule II - Valuation and Qualifying Accounts, as listed in Item 14(a)2 of the Form 10-K, for the years ended December 31, 1996 and 1995. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
                                       31
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Anuhco, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                              /s/ Coopers & Lybrand L.L.P.

                                              COOPERS & LYBRAND L.L.P.

Kansas City, Missouri

February 19, 1997


                            REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of Anuhco, Inc.:

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Anuhco, Inc. (a Delaware corporation) and Subsidiaries for the year ended December 31, 1994. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Anuhco, Inc. and Subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial
statements taken as a whole.   Schedule II is presented for the purpose of
complying with the Securities and Exchange Commission rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                              /s/ Arthur Andersen LLP

                                              ARTHUR ANDERSEN LLP

Kansas City, Missouri

February 16, 1995


                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                               December 31
                                                                                        1996                  1995
                                                                                           (In Thousands)
                                      ASSETS
Current Assets
    Cash and temporary cash investments........................................    $       9,021         $       6,617
    Short-term investments.....................................................            9,957                27,366
    Freight accounts receivable, less allowance for
         doubtful accounts of $419 and $409, respectively......................            9,233                 7,952
    Finance accounts receivable, less allowance for
         doubtful accounts of $769 and $351, respectively......................           14,554                 8,290
    Current deferred income taxes..............................................              618                   177
    Other current assets.......................................................            1,965                 1,291
    AFS net assets (Note 8)....................................................            7,570                16,840
         Total current assets..................................................           52,918                68,533
Operating Property, at Cost
    Revenue equipment..........................................................           24,373                18,944
    Land.......................................................................            3,489                 2,826
    Structures and improvements................................................           10,087                 7,534
    Other operating property...................................................            5,328                 4,436
                                                                                          43,277                33,740
    Less Accumulated Depreciation..............................................          (19,887 )             (17,517 )
         Net operating property................................................           23,390                16,223
Intangibles, net of accumulated amortization...................................            9,497                 3,498
 Other Assets..................................................................            1,007                   172

                                                                                   $      86,812         $      88,426


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable...........................................................    $       2,980         $       1,041
    Accrued payroll and fringes................................................            5,533                 5,203
    Claims and insurance accruals..............................................              246                   224
    Accrued income taxes.......................................................               --                   288
    Other accrued expenses.....................................................            2,289                   847
         Total current liabilities.............................................           11,048                 7,603
Deferred Income Taxes..........................................................            1,203                   543
Contingencies and Commitments (Note 7).........................................               --                    --
Shareholders' Equity (Notes 1 and 5)
    Preferred stock $0.01 par value, authorized
         1,000,000 shares, none outstanding....................................               --                    --
    Common stock $0.01 par value, authorized
         13,000,000 shares, issued 7,605,570 and
         7,557,070 shares, respectively........................................               76                    76
    Paid-in capital............................................................            5,529                 5,357
    Retained earnings..........................................................           79,242                78,390
    Treasury stock, 1,224,661 and 417,100 shares, at
         cost, respectively....................................................          (10,286)               (3,543)
         Total shareholders' equity............................................           74,561                80,280
                                                                                   $      86,812         $      88,426

                                    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME



                                                                                 Year Ended December 31
                                                                      1996                1995                1994
                                                                (In Thousands, Except Per Share Amounts)
Operating Revenue
    Transportation...........................................     $     107,502      $       95,152      $      95,772
    Financial services and other.............................             7,381               2,292                --
         Total operating revenue.............................           114,883              97,444             95,772

Operating Expenses
    Salaries, wages and employee benefits....................            63,165              53,854             51,732
    Operating supplies and expenses..........................            19,379              12,616             10,869
    Operating taxes and licenses.............................             2,978               2,577              2,597
    Insurance and claims (Note 3)............................             2,224               1,873              2,209
    Depreciation and amortization............................             3,702               2,821              2,315
    Purchased transportation and rents.......................            22,589              20,851             20,829
         Total operating expenses............................           114,037              94,592             90,551


Operating Income.............................................               846               2,852              5,221

Nonoperating Income (Expense)
    Interest income..........................................             1,141               2,087                342
    Interest expense.........................................               (27)                (76)              (114)
    Gain on sale of operating property, net..................                78                  59                 45
    Other, net...............................................              (299)                  8                  1
         Total nonoperating income (expense).................               893               2,078                274

Income From Continuing Operations Before
    Income Taxes.............................................             1,739               4,930              5,495
Income Tax Provision (Note 6)................................               887               2,120                --
Income From Continuing Operations............................               852               2,810              5,495
Income From Discontinued Operations (Note 8)................                --                3,576             54,845

Net Income   ................................................     $         852      $        6,386      $      60,340

Average Common Shares Outstanding............................             6,780               7,409              7,545

Income Per Share from Continuing Operations..................     $        0.13      $         0.38      $        0.73

Income Per Share from Discontinued Operations................     $        0.00      $         0.48      $        7.27

Net Income Per Share.........................................     $        0.13      $         0.86      $        8.00


                                    The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                   ANUHCO, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended December 31
                                                                      1996                 1995                1994
                                                                                      (In Thousands)
Cash Flows From Operating Activities-
    Net income...............................................     $         852      $        6,386      $      60,340
    Adjustments to reconcile net income to
    net cash generated in operating activities-
         Gain on sale of operating property..................               (78)                (59)               (45)
         Depreciation and amortization.......................             3,702               2,821              2,315
         Amortization of deferred
             transaction costs...............................               272                  63                 --
         Provision for uncollectible accounts................             1,012                 265                150
         Deferred tax provision..............................               336                 569                 --
         Net increase (decrease) from change in
         working capital items affecting operating
         activities-
             Freight accounts receivable.....................            (1,401)                633             (2,094)
             Accrued payroll and fringes.....................               330                (572)             1,841
             Other...........................................             1,860                  (7)                84
    Income from discontinued operations
         (Note 8)............................................               --               (3,576)           (54,845)
                                                                          6,885               6,523              7,746
Cash Flows From Investing Activities-
    Proceeds from discontinued operations....................             8,500               6,753             33,750
    Purchase of operating property, net......................           (10,150)             (4,280)            (6,086)
    Purchase of finance subsidiaries,
         net of cash acquired................................           (11,979)            (11,267)                --
    Origination of finance accounts
         receivables.........................................          (120,989)            (40,548)                --
    Sale of finance accounts receivables.....................            61,289              27,110                 --
    Collection of owned finance accounts
         receivables.........................................            82,836              14,138                 --
    Collections of long-term receivable......................                --               1,270                 --
    Purchase of short-term investments.......................           (35,823)            (71,142)           (28,815)
    Maturities of short-term investments.....................            53,232              70,670              1,922
                                                                         26,916              (7,296)              771
Cash Flows from Financing Activities-
    Repayment of debt........................................           (23,775)                 --             (1,860)
    Payments to acquire treasury stock.......................            (6,656)             (3,543)                --
    Other    ................................................              (966)               (432)                --
                                                                        (31,397)             (3,975)            (1,860)
Net Increase (Decrease) in Cash and
    Temporary Cash Investments...............................             2,404              (4,748)             6,657
Cash and Temporary Cash Investments at
    Beginning of Period......................................             6,617              11,365              4,708
Cash and Temporary Cash Investments at
    End of Period............................................     $       9,021      $        6,617      $      11,365


Cash Paid During the Period for-
    Interest ...............................................      $       1,109      $           --      $         118
    Income Tax...............................................               332               1,537                547

                             ANUHCO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)


Supplemental Schedule of Noncash Investing Activities:

  The Company acquired all of the capital stock of UPAC for approximately $11,979,000. In conjunction with the acquisition, liabilities were assumed as follows (see Note 9):

                                                               1996

  Fair value of assets acquired............................   $30,587
  Cash paid for capital stock and acquisition expenses.....   (11,979)
  Intangibles..............................................     6,617
  Liabilities assumed......................................   $25,225





  The Company acquired all of the capital stock of APR and a software and service agreement for approximately $11,301,000. In conjunction with the acquisition, liabilities were assumed as follows (See Note 9):


                                                               1995

  Fair value of assets acquired............................   $10,582
  Cash paid for capital stock, software/service
      agreement and acquisition expenses...................   (11,301)
  Intangibles..............................................     2,441
  Liabilities assumed......................................   $ 1,722




               The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                   ANUHCO, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                           (In Thousands)

                                                                                                        Total
                                                                                                        Share-
                                          Common        Paid-In       Retained       Treasury          holders'
                                           Stock          Capital        Earnings        Stock            Equity
Balance at Dec. 31, 1993               $        75      $    5,319   $     11,664   $        --       $     17,058

Income from continuing
    operations.........................         --              --          5,495            --              5,495
Income from discontinued
    operations.........................         --              --         54,845            --             54,845
Issuance of shares under
    Incentive Stock Plan...............          1              20             --            --                 21
Balance at Dec. 31, 1994                        76           5,339         72,004            --             77,419

Income from continuing
    operations.........................         --              --          2,810            --              2,810
Income from discontinued
    operations.........................         --              --          3,576            --              3,576
Issuance of shares under
    Incentive Stock Plan...............         --              18             --            --                 18
Purchase of 417,100 shares
    of common stock....................         --              --             --         (3,543)           (3,543)
Balance at Dec. 31, 1995                        76           5,357         78,390         (3,543)           80,280

Income from continuing
    operations.........................         --              --            852             --               852
Issuance of shares under
    Incentive Stock Plan...............         --             172             --            (87)               85
Purchase of 797,341 shares
    of common stock....................         --              --             --         (6,656)           (6,656)

Balance at Dec. 31, 1996               $        76      $    5,529   $     79,242   $  (10,286)       $     74,561

                                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                             ANUHCO, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996 AND 1995


     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include Anuhco, Inc. and its subsidiary companies ("the Company"), all of which are wholly-owned. Anuhco's holdings include Crouse Cartage Company ("Crouse"), Agency Premium Resource, Inc. ("APR") and its subsidiaries, Universal Premium Acceptance Corporation and UPAC of California, Inc. (together "UPAC") and American Freight System, Inc. ("AFS"). The operating results of APR and UPAC are included from May 31, 1995 and March 29, 1996, the date of their respective acquisitions (See Note 9). On June 10, 1991, the Joint Plan of Reorganization ("Joint Plan") was confirmed by the Bankruptcy Court resulting in the formal discharge of AFS and its affiliates from Chapter 11 Bankruptcy proceedings. AFS, whose responsibility it is to administer the Joint Plan, has been accounted for as a discontinued operation since 1991 with only net assets reflected in the Anuhco consolidated financial statements (see Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Segment Information - Anuhco operates in two industry segments, transportation and financial services. Through Crouse, the Company operates as a regional less-than-truckload motor carrier primarily serving the upper central and midwest portion of the United States. A substantial portion of Crouse's business is provided in next day service and is concentrated in the states of Iowa, Illinois, Minnesota, Missouri and Wisconsin. Anuhco also operates as an insurance premium finance company through APR and UPAC. The Company provides short-term secured financing for commercial insurance premiums through insurance agencies throughout the United States.
     Over half of the insurance premiums financed by APR and UPAC are placed through insurance agencies in Missouri, Florida, Massachusetts and Kansas. Information regarding the Company's industry segments for the years ended December 31, 1996 and 1995 (since May 31, 1995 for APR and since March 29, 1996 for UPAC) is as follows:


                                                              Transpor-         Financial            Consoli-
                                                                 tation            Services            dated
                                                                              (in Thousands)
 1996
Revenues................................................    $    107,502         $     7,381          $    114,883

Segment Operating Income................................    $      2,915         $      (653)         $      2,262

General Corporate Expenses..............................                                                    (1,416)
Operating Income........................................                                                       846
Nonoperating Income.....................................                                                       893
Income from Continuing Operations
    before Income Taxes.................................                                              $      1,739

Depreciation and Amortization...........................    $      3,001         $       701          $      3,702

Capital Expenditures....................................    $      9,556         $     1,397          $     10,953

Identifiable Assets at 12/31/96.........................    $     33,633         $    37,022          $     70,655

Corporate Assets........................................                                                    16,157

 Total Assets at December 31, 1996......................                                              $     86,812




 1995
Revenues................................................    $     95,152         $     2,292          $     97,444

Segment Operating Income ...............................    $      3,970         $       283          $      4,253

General Corporate Expenses..............................                                                    (1,401)
Operating Income........................................                                                     2,852
Nonoperating Income.....................................                                                     2,078

 Income from Continuing Operations
    before Income Taxes.................................                                              $      4,930

Depreciation and Amortization...........................    $      2,587         $       234          $      2,821

Capital Expenditures....................................    $      4,432         $        21          $      4,453

Identifiable Assets at 12/31/95.........................    $     26,809         $    13,607          $     40,416

Corporate Assets........................................                                                    48,010
Total Assets at December 31, 1995.......................                                              $     88,426




      Depreciation and Maintenance - Depreciation is computed using the straight-line method and the following useful lives for new equipment:

  Revenue Equipment -
     Linehaul Tractors....................                 3 - 5 years
     Linehaul Trailers....................                 3 - 7 years
  Terminal Facilities.....................                 19 - 39 years
  Other Equipment.........................                 2 - 10 years

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

      Financial Services revenues, consisting of interest earned on premium finance receivables, service fee revenue and other fees are recognized as income when earned. Financial Services revenues are reported net of interest expenses of $1,264,000 on secured borrowings against finance accounts receivables in 1996. Operating expenses are recognized as incurred.

      Income Taxes - The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

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

     b. Finance Accounts Receivable Under Premium Finance Agreements -The carrying amount approximates fair value because of the short maturity of these instruments.

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

    New Accounting Pronouncements - Statement of Financial Accounting Standards No. 125, on "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" was issued in June, 1996, effective in January 1, 1997. This standard provides accounting and reporting standards for transfers and servicing of financial assets under a "financial-components approach" and is applied on a prospective basis only for transfers occurring after December 31, 1996. The Company is evaluating the impact of the application of the new rules, but, based on current circumstances, believes this impact will not be material to the financial statements of the Company.


2.    EMPLOYEE BENEFITS

Multiemployer Plans

      Crouse participates in multiemployer pension plans which provide defined benefits to substantially all of the drivers, dockworkers, mechanics and terminal office clerks who are members of a union. Crouse contributed $4,596,000, $3,688,000 and $3,222,000 to the multiemployer pension plans for 1996, 1995 and 1994, respectively. Crouse contributed $5,904,000, $5,142,000,
$4,231,000 to the multiemployer health and welfare plans for 1996, 1995 and 1994, respectively.

Non-Union Pension Plan

      Crouse has a defined contribution profit sharing (as defined by the Internal Revenue Code) plan ("the Non-union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions can be made by the Board of Directors of Crouse depending upon profitability of Crouse. Any discretionary funds contributed to the Non-union Plan will be invested 100% in Anuhco Common Stock.

      Pension expense, exclusive of the multiemployer pension plans, was $420,000, $396,000 and $609,000 for the years 1996, 1995 and 1994, respectively.
The accompanying consolidated balance sheets include a pension liability of $240,000 and $215,000 as of December 31, 1996 and 1995, respectively.

Profit Sharing

      In September, 1988, the employees of Crouse approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. The Plan calls for profit sharing distributions to be made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement Collective Bargaining Agreement is reached between the parties, whichever is later. The accompanying consolidated balance sheets include profit sharing accruals of $691,000 and $1,005,000 for 1996 and 1995, respectively.
The accompanying consolidated statements of income include profit sharing expense of $2,833,000, $3,923,000 and $5,956,000 for 1996, 1995 and 1994,
respectively.

401(k) Plan

      Effective January 1, 1990, Crouse established a salary deferral program under Section 401(k) of the Internal Revenue Code ("the Code"). To date, participant contributions to the 401(k) plan have not been matched with Company contributions. All employees of Crouse, Anuhco and AFS are eligible to participate in the 401(k) plan after they attain age 21 and complete one year of qualifying employment.

UPAC Plans

      Effective June 1, 1995, the Company established a 401(k) Savings Plan and a Money Purchase Pension Plan, both of which are defined contribution plans. Employees of APR are eligible to participate in the plans after they attain age 21 and complete one year of employment.

      Participants in the 401(k) Savings   Plan may defer up to 10% of annual
compensation. The Company matches 50% of the amount deferred by each employee. Company contributions vest over five years. Company matching contributions in 1996 and 1995 were $27,000 and $10,000, respectively.

      Under the Money Purchase Pension Plan, the Company contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. Company contributions in 1996 and 1995 were $66,000 and $30,000, respectively.


3. INSURANCE COVERAGE

      Claims and insurance accruals reflect accrued insurance premiums and the estimated cost of incurred claims for cargo loss and damage, bodily injury and property damage and workers' compensation not covered by insurance. Workers' compensation expense is included in "Salaries, wages and employee benefits" in the accompanying consolidated statements of income.

      The Company's public liability and property damage, cargo and workers' compensation premiums are subject to retrospective adjustments based on actual incurred losses. The actual adjustments normally are not known for at least one year; however, based upon a review of the preliminary compilation of losses incurred through December 31, 1996, management does not believe any material adjustment will be made to the premiums paid or accrued at that date.

4. SECURITIZATION OF RECEIVABLES AND REVOLVING CREDIT AGREEMENT

Securitization of Receivables

      In December, 1996, the Company, UPAC and APR Funding Corporation (wholly-owned subsidiary of APR) entered into an extendible three year securitization agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $50,000,000. This agreement replaced a similar securitization agreement with another financial institution that was entered into in October, 1995 and UPAC's secured credit agreement, dated July, 1994. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $37.2 million at December 31, 1996. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to purchase previous securitized receivables under the prior agreement and to pay off the secured note payable under UPAC's secured credit agreement.

      The terms of the agreement requires UPAC to maintain a minimum tangible net worth of $5 million and contain restrictions on the payment of dividends by UPAC to Anuhco without prior consent of the financial institution. The terms of the agreement also requires the Company to maintain a minimum tangible net worth of $50 million. The Company was in compliance with all such provisions at December 31, 1996.

      The Company did not record a gain or loss on the sales as the costs of receivables sold approximated the proceeds (See Note 1 - "New Accounting Pronouncements" for a discussion of the impact of FAS Statement No. 125 which will be effective on 1997). The terms of the securitization agreement require that UPAC maintain a default reserve at specified levels which serves as collateral. At December 31, 1996, approximately $4.9 million of owned finance receivables served as collateral under the default reserve provision.

      The Company continues to service the securitized receivables for which it receives a servicing fee. Included in finance revenue was $1,150,000 and $733,000 of servicing income for 1996 and 1995, respectively.

Revolving Credit Agreement

      In September, 1988, Crouse entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. Based on the value of its revenue equipment, such borrowing base exceeds $2,500,000 at December 31, 1996. This agreement was amended and superseded on September 30, 1991, and Anuhco was added as a guarantor. In September, 1996 the term was extended to June 30, 1998. There was no outstanding balance on this revolving line of credit at December 31, 1996 or 1995.

      On the last day of each calendar month through the term of the agreement, Crouse is required to pay to the bank equal payments of principal, each in an amount equal to one forty-eighth (1/48) of the highest unpaid principal balance of the previous 12-month period. The agreement provides for interest on borrowings at the bank's prime rate. The effective rate at December 31, 1996 was 8.25%. The agreement can be terminated by the bank on six months notice or by Crouse on 30 days notice after full payment of any debt to the bank. The terms of the agreement require the maintenance of a minimum shareholder's equity and contain restrictions on declaration and payment of dividends, acquisition of Crouse stock, loans to officers or employees and type of investments. The Company was in compliance with all such provisions at December 31, 1996.

5. COMMON STOCK

      On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. During 1996 and 1995, respectively, the Company repurchased 768,800 and 417,100 shares of common stock, which represented 15.7% of outstanding shares before initiating the program, at a cost of $9,963,000. Additionally, during the fourth quarter of 1996, the Company made an "Odd Lot Tender Offer" to holders of less than 100 shares of Anuhco Common Stocks. Pursuant to this offer the Company repurchased 28,541 shares at a cost of $237,000.

      An Incentive Stock Option Plan was adopted in 1983 which provides that options for shares of Anuhco Common Stock may be granted to officers and key employees at fair market value of the stock at the time such options are granted. This plan terminated under its provisions in May, 1993 and no further options may be granted. In 1994, options for 5,000 shares were exercised at an exercise price of $1.96 per share. In 1995, options for 25,000 shares were exercised at an average exercise price of $2.44 per share. At December 31, 1996, no options were outstanding or exercisable pursuant to this plan.

      An Incentive Stock Plan was adopted in 1992 ("1992 Plan") which provides that options for shares of Anuhco Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of Anuhco common stock were reserved for issuance pursuant to the 1992 Plan. As of December 31, 1996, options for 223,500 shares were available for grant pursuant to the 1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

      In each of 1995 and 1996, the Company granted non-statutory options to acquire 10,000 shares of common stock to an officer of APR pursuant to an employment agreement. These options become excercisable in 1998 and 1999 and expire in 2005 and 2006, respectively.

      The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of each of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      Financial Accounting Standards Board Statement No. 123 ("Statement 123") "Accounting for Stock-Based Compensation," requires the use of option valuation models to estimate the fair value of stock options granted and recognize that estimated fair value as compensation expense. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rate of 6.1%; expected life of options of 4.9 years and 4.5 years; and a volatility factor of the expected market price of the Company's common stock of .20. The preceding assumptions used as inputs to the option valuation model are highly subjective in nature. Changes in the subjective input assumptions can materially affect the fair value estimates thus, in management's opinion, the estimated fair values presented do not necessarily represent a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except for per share amounts):

                                                       1996      1995
Pro Forma net income.........................        $  743     $2,771

Pro forma earnings per share
from continuing operations...................        $ 0.11     $ 0.37

      The following table is a summary of data regarding stock options granted during the three years ended December 31, 1996:


                                                            1996                                   1995                      1994

                                                            Weighted                  Weighted                Weighted
                                                             Average                    Average               Average
                                                Options        Price      Options         Price      Options      Price

    Options outstanding at
         beginning of year.................       198,200    $    6.43      127,850   $   4.79        73,000    $ 4.00
    Granted................................       106,500         7.96       75,500       9.06        63,000      5.50
    Forfeited..............................       (18,000)        6.85       (1,000)      9.00        (2,500)     4.41
    Exercised..............................       (23,500)        4.73       (4,150)      3.23        (5,650)     2.69
    Options outstanding at end
         of year...........................       263,200         7.17      198,200       6.43       127,850      4.79
    Options exercisable at end
         of year...........................        91,650    $    5.62       64,500   $   4.47        23,150    $ 3.39

    Estimated weighted average
         fair value per share of
         options granted during
         the year..........................     $ 2.00                    $  2.40                      N/A

The per share exercise prices of options outstanding as of December 31, 1996, ranged from $2.41 to $9.79 per share.  The weighted average remaining contractual life of those options was 7.8 years.


6. INCOME TAXES

      Deferred tax assets (liabilities) attributable to continuing operations are comprised of the following at December 31:

                                                                            1996              1995
                                                                              (In Thousands)
Current Deferred Tax Assets (Liabilities):
    Employee benefits.....................................               $       (75)      $     (217)
    Claims accruals and other.............................                       258               90
    Reserve for doubtful accounts.........................                       435              304
         Net Current Deferred Tax Assets..................               $       618       $      177



Deferred Tax Assets (Liabilities):
    Operating Property, principally
         due to differences in depreciation...............               $    (1,858)      $   (1,272)
    Amortization of intangibles...........................                      (132)             (30)
    Alternative minimum tax credits.......................                       787              759
         Net Deferred Tax Liabilities.....................               $    (1,203)      $     (543)



     At December 31, 1996 the Company had approximately $2.9 million of net operating loss carryforwards which were available for Federal income tax purposes. At December 31, 1996 and 1995, the Company had $787,000 and $759,000, respectively, of alternative minimum tax credit carryforwards available which do not expire. Net Deferred Tax Assets of $974,000 and $1,745,000 were recorded as a portion of the AFS Net Assets as of December 31, 1996 and 1995, respectively (see Note 8).

      The following is a reconciliation of the Federal statutory income tax rate to the effective income tax rate for continuing operations.

                                                                                1996          1995            1994
         Federal statutory income tax rate................                     35.0%          35.0%           35.0%
         State income tax rate, net.......................                      6.7            5.6             7.9
         Amortization of non-deductible
             acquisition intangibles......................                      6.3            2.2            --
         Non-deductible meals and
             entertainment................................                      2.8            0.9            --
         Other............................................                      0.2           (0.7)           --
         Net operating losses.............................                     --             --             (42.9)
         Effective income tax rate........................                     51.0%          43.0%            0.0%



    The components of the income tax provision, attributable to continuing operations, consisted of the following:

                                                   1996                                           1995
                                                                    (in thousands)
                                     Current       Deferred          Total         Current       Deferred         Total
    Federal...................      $    441      $      267      $    708        $  1,241       $    455     $    1,696
    State.....................           110              69           179             310            114            424
         Total................      $    551      $      336      $    887        $  1,551       $    569     $    2,120



      No net provision for income tax was made for the year ended December 31, 1994 due to significant tax losses and related carryforwards from the discontinued operations during that year.

7. CONTINGENCIES AND COMMITMENTS

      The Company is party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position.

      Payments are made to tractor owner-operators under various short-term lease agreements for the use of revenue equipment. These lease payments, which totaled $13,179,000, 11,527,000 and $11,138,000 for 1996, 1995 and 1994,
respectively, are primarily based on miles traveled or on a percent of revenue generated through the use of the equipment.


8. AFS NET ASSETS

      Under the provisions of the Joint Plan, AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims were allowed, distributions to those creditors occurred. The Joint Plan also provided for distributions to Anuhco as unsecured creditor distributions occurred in excess of 50% of allowed claims. Such distributions were recognized as "Income from Discontinued Operations". After unsecured creditors received distributions, including interest, equivalent to 130% of their allowed claims, Anuhco receives the full benefit of any remaining assets through its ownership of AFS stock. As of December 31, 1994 all unsecured creditors had been paid an amount equal to 130% of their allowed claims, which was the maximum distribution provided under the Joint Plan.
Anuhco received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $25 million, $6.8 million and $8.5 million to Anuhco on December 28, 1994, July 5, 1995, and July 11, 1996, respectively.

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

      The remaining AFS net assets are depicted in the following table. The conversion of these assets and settlement of these liabilities is anticipated to be substantially completed during 1997.
                                                         Amount
                                                     (In Thousands)

  Cash and Short-Term Investments .................       $ 6,320
  Deposits, Prepayments and Other Receivables .....           223
  Deferred Income Tax Asset (primarily
  Other Assets and net operating losses) ..........           974
  Other Assets, at estimated net
   realizable value................................         1,172
  Real Property, at estimated net realizable
   value...........................................           133
  Priority Wages, Taxes and Other .................          (502)
  Unsecured Liabilities..... ......................          (750)
  Net Assets ......................................       $ 7,570



      Assets and Liabilities - Assets, including real property remaining at December 31, 1996, are stated at estimated net realizable value.

      AFS has provided notice to all known creditors and the deadline for filing claims to be resolved under the Joint Plan has expired. Creditors are barred from submitting claims after the deadline. At December 31, 1996, unresolved claims filed by the creditors of approximately $4 million were significantly in excess of recorded liabilities. The remaining claims as of December 31, 1996 were resolved during January and February 1997 with no impact on AFS net assets. With the settlement of these final claims the closure of the estate is anticipated to occur in 1997.

9. ACQUISITION OF PREMIUM FINANCE SUBSIDIARIES

      On May 31, 1995, Anuhco completed the acquisition of all of the issued and outstanding stock of Agency Premium Resource, Inc. and Subsidiary ("APR"). The purchase price, together with payments for certain services to be rendered by the sellers after closing, was approximately $11.3 million. In addition to the Stock Purchase Agreement by which Anuhco acquired all of the APR stock, Anuhco entered into a consulting agreement with the former majority shareholder of APR, and an employment agreement with APR's president and chief executive officer. Under the former, Anuhco is entitled to consult with the former majority shareholder regarding APR for three years. Under the latter, APR was entitled to the continuation of the services of APR's president and chief executive officer for five years. This contract was amended and extended for two additional years with no increase in compensation. This transaction was accounted for as a purchase. Anuhco utilized a portion of its available cash to consummate the purchase. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and the APR shareholders.

      In connection with the purchase of APR, Anuhco recorded goodwill of $2.4 million, which is being amortized on the straight-line basis over 15 years, and a software and service agreement of $1.0 million, which is being amortized over 5 years.

      On March 29, 1996, Anuhco completed the acquisition of all of the issued and outstanding stock of Universal Premium Acceptance Corporation and UPAC of California, Inc. (together referred to as "UPAC"). UPAC offers short-term collateralized financing of commercial and personal insurance premiums through approved insurance agencies in over 30 states throughout the United States. At March 31, 1996, UPAC had outstanding net finance receivables of approximately $30 million. This transaction was accounted for as a purchase. Anuhco utilized a portion of its available cash and short-term investments to consummate the purchase at a price of approximately $12 million. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and William H. Kopman, the former sole shareholder of UPAC. In connection with the purchase of UPAC, Anuhco has recorded goodwill of $6.6 million, which will be amortized on the straight-line basis over 25 years.

      In addition to the Stock Purchase Agreement by which Anuhco acquired all of the UPAC stock, Anuhco entered into a consulting agreement with Mr. Kopman. Under the consulting agreement, Anuhco is entitled to consult with Mr. Kopman on industry developments as well as UPAC operations through December 31, 1998. In addition to retaining the services of Mr. Kopman under a consulting agreement, certain existing executive management personnel of UPAC have been retained under multi-year employment agreements.

      The following reflects the operating results of Anuhco for the three years ended December 31, 1996, 1995, and 1994 assuming the acquisitions occurred as of the beginning of each of the respective periods:


                                                    Pro Forma Operating Results
                                                            (Unaudited)
                                               (In thousands, except per share data)


                                                                      1996               1995              1994
             Operating Revenue...............................     $     116,116      $   102,329        $    101,328
             Income from Continuing
                  Operations.................................               837            2,915               5,894
             Income from Discontinued
                  Operations.................................               --             3,576              54,845
             Net Income......................................     $         837      $     6,491        $     60,739

             Net Income Per Share -
                  Continuing Operations......................     $        0.12      $      0.39        $       0.78
                  Discontinued Operations....................              0.00             0.48                7.27
                  Total......................................     $        0.12      $      0.87        $       8.05



         The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.


                         ANUHCO, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL FINANCIAL INFORMATION

                           DECEMBER 31, 1996 AND 1995


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

      The following table sets forth selected unaudited financial information for each quarter of 1996 and 1995 (in thousands, except per share amounts).


                                                                           1996
                                                First         Second          Third        Fourth       Full Yr.

Revenue...................................    $    25,216       $28,345    $   30,041     $   31,281   $   114,883
Operating Income (Loss)...................            194           426           709           (483)          846
Nonoperating Income (Expense).............            425           209           297            (38)          893
Net Income (Loss).........................            353           362           505           (368)          852
Net Income (Loss) per Share...............           0.05          0.05          0.08          (0.05)         0.13

                                                                                             1995
                                                  First       Second           Third        Fourth      Full Yr.
Revenue...................................    $    24,632   $    24,569    $   24,651     $   23,592   $    97,444
Operating Income..........................            969           483           684            716         2,852
Nonoperating Income (Expense).............            630           505           500            443         2,078
Income from Continuing
   Operations.............................            911           563           675            661         2,810
Income from Discontinued
   Operations.............................            368           227           272          2,709         3,576
Net Income................................          1,279           790           947          3,370         6,386
Income per Share from
   Continuing Operations..................           0.12          0.07          0.09           0.09          0.38
Income per Share from
   Discontinued Operations................           0.05          0.03          0.04           0.38          0.48
Net Income per Share......................           0.17          0.10          0.13           0.47          0.86


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      As previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, effective November 2, 1995, Arthur Andersen LLP resigned as independent public accountants for the Company.
Arthur Andersen LLP's report on the financial statements of the Company for the two years preceding their resignation did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the two most recent fiscal years and subsequent interim period preceding the resignation of Arthur Andersen LLP there were no disagreements or reportable events on any matters of accounting principles or practices, financial statement disclosures or auditing scopes or procedures. None of the reportable events listed in Item 304(a) (1) (v) of Regulation S-K occurred with respect to the Company and Arthur Andersen LLP.

      Pursuant to Item 304(a)(3) of Regulation S-K, the Company has provided Arthur Andersen LLP with a copy of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and requested Arthur Andersen LLP to furnish the Company with a response addressed to the Securities and Exchange Commission as to whether Arthur Andersen LLP concurs with the statements made in
Item 5 of the Form 10-Q with respect to Arthur Andersen LLP. A copy of such letter was filed as Exhibit 16 to the Form 10-Q.

      On November 3, 1995, the Company selected Coopers & Lybrand L.L.P. as independent public accountants for the 1995 fiscal year. During the two years ended December 31, 1994 and 1993, and the interim period of 1995, the Company did not consult Coopers & Lybrand L.L.P. regarding the application of accounting principles or the type of opinion that might be rendered on the Company's financial statements.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3), the information required by this
Item 10 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1997, which the Registrant will file pursuant to Regulation 14-A. (See Item 4, included elsewhere herein, for a listing of Executive Officers of the Registrant).

ITEM 11.  EXECUTIVE COMPENSATION

      Pursuant to General Instruction G(3), the information required by this
Item 11 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1997, which the Registrant will file pursuant to Regulation 14-A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Pursuant to General Instruction G(3), the information required by this
Item 12 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1997, which the Registrant will file pursuant to Regulation 14-A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to General Instruction G(3), the information required by this
Item 13 is hereby incorporated by reference from the Anuhco, Inc.
Proxy Statement for Annual Meeting of Shareholders to be held on May 23, 1997, which the Registrant will file pursuant to Regulation 14-A.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)1.  Financial Statements

       Included in Item 8, Part II of this Report -

       Consolidated Balance Sheets at December 31, 1996 and 1995

       Consolidated Statements of Income for the years ended December 31, 1996,
                          1995 and 1994

       Consolidated Statements of Cash Flows for the years ended December 31,
                          1996, 1995 and 1994

       Consolidated Statements of Shareholders' Equity for the years ended
                          December 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

       Supplemental Financial Information (Unaudited) - Summary of Quarterly
                          Financial Information for 1996 and 1995

 (a)2.  Financial Statement Schedules


       Included in Item 14, Part IV of this Report -

       Financial Statement Schedules for the three years ended December 31, 1996:

       Schedule II - Valuation and Qualifying Accounts

      Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(a)3.   Exhibits


          2(a)- Fifth Amended Joint Plan of Reorganization of the Registrant and others and Registrant's Disclosure Statement Relating to the Fifth Amended Joint Plan of Reorganization. Filed as
                   Exhibit 28(a) and 28(b) to the Registrant's Form 8-K dated March 21, 1991.

          2(b)- United States Bankruptcy Court order confirming the Fifth Amended Joint Plan of Reorganization of the Registrant and others. Filed as Exhibit 28(c) to Registrant's Form 8-K dated June 11, 1991.

          3(a)- 1993 Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3 to Registrant's Form 10-Q dated August 4, 1993.

          3(b)*-   Restated By-Laws of the Registrant.

          4- Specimen Certificate of the Common Stock, no par value, of the Registrant. Filed as Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

          10(a)- Form of Indemnification Agreement with Directors and Executive Officers. Filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

          10(b)- Trust and Security Agreement by and between American Freight System, Inc. (Grantor) and The Merchants Bank (Trustee), dated July 11, 1991. Filed as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

          10(c)- Secured Revolving Credit Agreement for a revolving credit facility in the amount of $2,500,000 by and between Crouse Company and Bankers Trust Company of Des Moines, Iowa. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

          10(d)- Registrant's 1992 Incentive Stock Plan. Filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          10(e)- Stock Purchase Agreement dated May 23, 1995 by and among Anuhco, Inc., Seafield Capital Corporation and C. Ted McCarter. Filed as Exhibit 2(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

          10(f)-   Consulting and Assignment Agreement dated May 31,
                   1995 by and between Seafield Capital Corporation and Anuhco, Inc. Filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

          10(g)- Stock purchase Agreement by and between Anuhco, Inc. and William H. Kopman, dated December 18, 1995. Filed as
                   Exhibit 2(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

          10(h)- First Amendment to Stock Purchase Agreement by and between Anuhco, Inc. and William H. Kopman, dated March 7, 1996. Filed as Exhibit 2(b) to Registrant's Current Report on Form 8-K dated March 29, 1996.

          10(i) Second Amendment to Stock Purchase Agreement by and between Anuhco, Inc. and William H. Kopman, dated March 29, 1996. Filed as Exhibit 2(c) to Registrant's Current Report on Form 8-K dated March 29, 1996.

          10(j) Consulting Agreement by and between William H. Kopman and Anuhco, Inc., dated March 29, 1996. Filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

          10(k)* Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, Anuhco, Inc., EagleFunding Capital Corporation, The First National Bank of Boston, dated December 31, 1996.

          22*- List of all subsidiaries of Anuhco, Inc., the state of incorporation of each such subsidiary, and the names under which such subsidiaries do business.

          24(a)*   Consent of Independent Accountant (Coopers & Lybrand
                   L.L.P.).

          24(b)*-  Consent of Independent Accountant (Arthur Andersen LLP).

          27*-     Financial Data Schedule.


(b)           Reports on Form 8-K

 No reports on Form 8-K were filed during the quarter ended December 31, 1996.


 *Filed herewith.


                        ANUHCO, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                 Additions
                                Balance at  Charged Charged to         Balance
                                Beginning      to     Other    Deduc-   at End
 Description                      of Year    Expense  Accounts tions1  of Year
                                                     (In Thousands)

Allowance for doubtful freight
 accounts (deducted from
   freight accounts receivable)
     Year Ended December 31 -
        1996..................     $409     $  120        --    $(110)  $ 419
        1995..................      412         90        --      (93)    409
        1994..................      358        150        --      (96)    412
Allowance for doubtful finance
 accounts (deducted from
   finance accounts receivable)
     Year Ended December 31 -
        1996..................     $351     $  892   $   510(2)  $(984) $ 769
        1995..................        -        175       515(3)   (339)   351




1  Deduction for purposes for which reserve was created.

2 Allowance established as of March 29, 1996, the date of acquisition of Universal Premium Acceptance Corporation and UPAC of California, Inc.

3 Allowance established as of May 31, 1995, the date of acquisition of Agency Premium Resource, Inc. and Subsidiary.






                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 14, 1997               By   /s/ Timothy P. O'Neil
                                               Timothy P. O'Neil,
                                               President and Chief Financial
                                               Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ Timothy P. O'Neil          President and Chief Financial Officer
Timothy P. O'Neil                   (Principal Executive and Accounting
Officer)



      /s/ John P. Bigger                  /s/ Roy R. Laborde
John P. Bigger, Vice Chairman       Roy R. Laborde, Chairman of the
of the Board of Directors           Board of Directors


      /s/ William D. Cox                 /s/ Timothy P. O'Neil
William D. Cox, Director            Timothy P. O'Neil, Director


      /s/ Larry D. Crouse                 /s/ Eleanor B. Schwartz
Lawrence D. Crouse, Director        Eleanor B. Schwartz, Director


                                          /s/ Walter P. Walker
J. Richard Devlin, Director         Walter P. Walker, Director


    /s/ Harold C. Hill, Jr.
Harold C. Hill Jr., Director


March 14, 1997
Date of all signatures



                        ANUHCO, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX


 Exhibit No.  Exhibit Description


     3(b)       Restated By-Laws of the Registrant

     10(k) Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, Anuhco, Inc., EagleFunding Capital Corporation, The First National Bank of Boston, dated December 31, 1996.

     22 List of all subsidiaries of Anuhco, Inc., the state of incorporation of each subsidiary, and the names under which such subsidiaries do business.

     24(a)      Consent of Independent Accountant (Coopers & Lybrand L.L.P.).

     24(b)      Consent of Independent Accountant (Arthur Andersen LLP).

     27         Financial Data Schedule.