Form 10-K/A
period 1996-12-31
ANUHCO INC
filed 1997-04-25
CIK 719271

FORM 10-K/A-1

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

Anuhco, Inc. Common Stock, par value                  American Stock Exchange
 $0.01 per share, 6,371,709 shares
  outstanding, as of March 5, 1997

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

                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12 and 13 is incorporated herein by reference from Anuhco, Inc.'s definitive Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed within 120 days after December 31, 1996.

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

                                                        1996           1995         1994           1993          1992

Revenue (000's)..................................    $    107,502      $95,152      $95,772       $76,888       $71,266
Operating Income (000's).........................           2,915        3,970        6,017         3,419         3,093
Operating Ratio (Note 1).........................            97.3%        95.8%        93.7%         95.6%         95.7%
Number of shipments (000's) -
    Less-than-truckload (Note 2).................             894          742          744           620           583
    Truckload....................................              32           32           33            28            28
Revenue per hundredweight -
    Less-than-truckload..........................    $       8.84   $     9.25   $     9.38    $     9.19          9.15
    Truckload....................................            2.31         2.30         2.19          2.06          2.04
Tonnage (000's) -
    Less-than-truckload..........................             487          402          398           321           292
    Truckload....................................             461          451          479           433           434
Intercity miles operated (000's).................          44,523       39,424       36,720        32,139        31,110
At year end, number of -
     Terminals (Note 3)..........................              55           54           53            48            44
     Tractors and trucks.........................             585          527          504           483           426
     Trailers....................................           1,194        1,004          948           869           841
     Employees...................................           1,113          945          965           806           769




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

                                                        1996             1995

            Premiums financed (000's)                 $120,355           $37,852
            Number of premium finance contracts         46,968             7,214
            Average amount of contracts               $  2,562           $ 5,247



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

      As of December 31, 1996 Crouse owned 555 tractors and 30 trucks. During 1996 Crouse leased 205 tractors and 30 flatbed trailers from owner-operators. On December 31, 1996, it also owned 340 temperature controlled trailers, 822 volume vans (including, 341 53-foot high-cube van trailers), and 32 flatbed trailers.

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

ITEM 6.     SELECTED FINANCIAL DATA.

                                                       1996           1995             1994           1993          1992

                                                            (In Thousands, Except Per Share Data)
Operating Revenue...........................       $  114,883      $    97,444    $     95,772    $   76,888    $    71,266

Income from Continuing
     Operations.............................       $       852     $     2,810    $      5,495    $    2,673    $     2,296

Income from Discontinued
     Operations1............................       $        --     $     3,576    $     54,845    $    3,750    $     2,250


Net Income..................................       $       852     $     6,386    $     60,340    $    6,423    $     4,546

Net Income per Share -
     Continuing Operations..................       $      0.13     $      0.38    $       0.73    $     0.35    $      0.30

     Discontinued Operations1...............       $      0.00     $      0.48    $       7.27    $     0.50    $      0.30

     Total..................................       $      0.13     $      0.86    $       8.00    $     0.85    $      0.60



Total Assets................................       $    86,812     $    88,426    $     85,399    $   24,484    $    19,388

Long-Term Debt2.............................       $         -     $         -    $          -    $    1,860    $     3,927


Cash Dividends per
     Common Share...........................       $         -     $         -    $          -    $        -    $         -




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



    Less-than-truckload ("LTL") operating revenues rose by 15.8% in 1996 in comparison to 1995 after a decrease of 0.5% in 1995 as compared to 1994. LTL tonnage rose 21.1% and 0.9% in 1996 and 1995, respectively, as compared to the preceding years. The substantial increase in LTL tonnage in 1996 was due to increased freight volumes with existing and new customers resulting from improved economic conditions and expansion of the Company's markets. The impact on operating revenues from increased LTL tonnages in 1996 and 1995 was offset in part by decreases in revenue yield. Revenue per hundredweight decreased by 4.3% and 1.4% in 1996 and 1995, as compared to the preceding year, as the trucking industry, including Crouse, was adversely impacted by industry over-capacity which resulted in competitive market pressures on freight rates.

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


Financial Services


In 1996, UPAC and APR financed $120.4 million in insurance premiums and generated net earned finance charges, fees and other income of $7.4 million and an operating loss of $653,000. The operating loss was substantially the result of certain duplicate administrative costs incurred in connection with the integration of the operations of UPAC and APR. In addition, as a result of the termination of the prior receivables securitization agreements, unamortized deferred transaction costs of $175,000 were expensed in December 1996. The Company believes that substantially all of the duplicate integration costs were incurred in 1996. In 1995 APR financed $37.9 million in insurance premiums. APR generated net earned finance charges, fees and other income of $2.3 million and operating income of $283,000 for 1995.


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

Outlook


  The following statements are forward-looking statements, as well as certain other statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are followed by the symbol "*"., within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

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


                              FINANCIAL CONDITION

    The Company's financial condition remained strong at December 31, 1996 with no debt and approximately $19 million in cash and investments at the Anuhco level, as well as approximately $6 million in cash and investments included in the net assets of AFS. In addition to cash and investment reserves, a substantial amount of the Company's cash is generated by operating activities. Cash generated in operating activities declined slightly in 1996 and 1995 from 1994, due primarily to decreased income from continuing operations.

    Investing Activities - The continuing winddown of its discontinued operation, AFS, has been a source of cash to the Company's operation as AFS has distributed $8.5 million, $6.8 million and $33.8 million in dividends and distributions in 1996, 1995 and 1994, respectively. The Company expects to complete the winddown of AFS and distribute the remaining cash and investments, $6 million at December 31, 1996, and other assets to Anuhco in 1997.* The principal use of cash has been the acquisitions of UPAC for approximately $12 million and APR for approximately $11.3 million in 1996 and 1995, respectively. In addition, Crouse has expended $10.2 million, $4.3 million and $6.1 million in 1996, 1995 and 1994, respectively, to replace and expand its fleet of tractors and trailers and to acquire new terminals. A substantial portion of the capital required for UPAC's and APR's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements, as well as secured borrowings against UPAC's receivables from the date of its acquisition through December 31, 1996. The current securitization agreement which matures December 31, 1999 currently provides for the sale of a maximum of $50 million of eligible receivables. As of December 31, 1996, $37.2 million of such receivables had been securitized. See Note 4 to the consolidated financial statements - Securitization of Receivables and Revolving Credit Agreement.

    Financing Activities - From March 31, 1996 to December 31, 1996, UPAC's receivables were financed by secured borrowings under a $30 million revolving credit agreement with an average interest rate of 7.4% The balance outstanding under this agreement at December 30, 1996, $22.5 million, was repaid from the proceeds from the initial sale of receivables under the Company's new receivable securitization agreement on December 31, 1996. Crouse has a revolving credit agreement which provides for borrowings up to $2.5 million bearing interest at the bank's prime rate, 8.25% at December 31, 1996. Borrowings are secured by Crouse's revenue equipment. In 1994 through 1996, Crouse has utilized this agreement only on a limited basis for short-term operational needs and had no balance outstanding at December 31, 1996. In the third quarter of 1995, the Company initiated a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. During 1996 and 1995, the Company repurchased 768,800 and 417,100 shares, respectively, at a total cost of $9,963,500. Approximately 250,000 additional shares are authorized to be repurchased under the Company's current stock repurchase program. Additionally, during the fourth quarter of 1996, the Company repurchased 28,541 shares of common stock at a cost of $237,500 pursuant to an "Odd Lot Tender Offer" to holders of less than 100 shares.

    The Company believes available cash and investments, cash generated from operations and funds available under the $50 million receivables securitization agreement and $2.5 million revolving credit agreement will be sufficient to fund operations and other cash needs for 1997.*

    At December 31, 1996, Crouse owns or leases 35 parcels of real property which are utilized in their operations. Six of these facilities maintain underground fuel storage tanks. Old tanks and piping of five of the six facilities were replaced and upgraded with tanks equipped with corrosion protection and automatic tank monitoring equipment between 1990 and 1992. Any contamination detected during the tank replacement process at these sites was remediated at the same time. The cost of replacing and upgrading tanks and remediating contamination, if any was detected, was not material to the financial position of the Company. The sixth facility was acquired in 1996. Testing of the site as a condition of purchase did not detect any contamination, however, the Company expects to replace the existing underground tanks with new tanks and piping equipped with corrosion protection and automatic tank monitoring before the end of 1998.* The cost of this replacement and any potential remediation is not expected to be material. The Company is not currently under any requirement to incur mandated expenditures to remediate previously contaminated sites and does not anticipate any material costs for other infrequent or non-recurring clean-up expenditures.*

  Crouse retains a $100,000 per occurrence self-insured exposure, or deductible, on its worker's compensation, general and automobile liability, bodily injury and property damage and cargo damage insurance coverages. The Company maintains reserves for the estimated cost of the self-insured portion of claims based on management's evaluation of the nature and severity of individual claims and the Company's past claims experience. There have been no material adverse trends involving the differences in claims experience versus claims estimates on any of the above categories of self-insured risks. Based upon management's evaluation of the nature and severity of individual claims and the Company's past claims experience, Management believes accrued reserves are adequate for its self-insured exposures as of December 31, 1996.

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



                                              /s/ Arthur Andersen LLP

                                              ARTHUR ANDERSEN LLP

Kansas City, Missouri

February 16, 1995

                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                               December 31
                                                                            1996                  1995
                                                                                   (In Thousands)
                                      ASSETS
Current Assets
    Cash and temporary cash investments........................................    $       9,021         $       6,617
    Short-term investments.....................................................            9,957                27,366
    Freight accounts receivable, less allowance for
         credit losses of $419 and $409,
          respectively.........................................................            9,233                 7,952
    Finance accounts receivable, less allowance for
         credit losses of $769 and $351,
          respectively.........................................................           14,554                 8,290
    Current deferred income taxes..............................................              618                   177
    Other current assets.......................................................            1,965                 1,291
    AFS net assets (Note 8)....................................................            7,570                16,840

         Total current assets..................................................           52,918                68,533

Operating Property, at Cost
    Revenue equipment..........................................................           24,373                18,944
    Land.......................................................................            3,489                 2,826
    Structures and improvements................................................           10,087                 7,534
    Other operating property...................................................            5,328                 4,436

                                                                                          43,277                33,740
    Less Accumulated Depreciation..............................................          (19,887)              (17,517)
         Net operating property................................................           23,390                16,223

Intangibles, net of accumulated amortization...................................            9,497                 3,498
Other Assets ..................................................................            1,007                   172

                                                                                   $      86,812         $      88,426


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable...........................................................    $       2,980         $       1,041
    Accrued payroll and fringes................................................            5,533                 5,203
    Claims and insurance accruals..............................................              246                   224
    Accrued income taxes.......................................................               --                   288
    Other accrued expenses.....................................................            2,289                   847

         Total current liabilities.............................................           11,048                 7,603

Deferred Income Taxes..........................................................            1,203                   543
Contingencies and Commitments (Note 7).........................................               --                    --
Shareholders' Equity (Notes 1 and 5)
    Preferred stock $0.01 par value, authorized
         1,000,000 shares, none outstanding....................................               --                    --
    Common stock $0.01 par value, authorized
         13,000,000 shares, issued 7,605,570 and
         7,557,070 shares, respectively........................................               76                    76
    Paid-in capital............................................................            5,529                 5,357
    Retained earnings..........................................................           79,242                78,390
    Treasury stock, 1,224,661 and 417,100 shares, at
         cost, respectively....................................................          (10,286)               (3,543)

         Total shareholders' equity............................................           74,561                80,280

                                                                                   $      86,812         $      88,426




                                    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME



                                                                                 Year Ended December 31

                                                                      1996                1995                1994

                                                                (In Thousands, Except Per Share Amounts)
Operating Revenue
    Transportation...........................................     $     107,502      $       95,152      $      95,772
    Earned finance charges, fees and other Income............             8,645               2,292                 --
    Less: Interest on secured borrowings.....................             1,264                  --                 --

         Net earned finance charges, fees and other income...             7,381               2,292                 --

         Total operating revenue.............................           114,883              97,444             95,772


Operating Expenses
    Salaries, wages and employee benefits....................            63,165              53,854             51,732
    Operating supplies and expenses..........................            18,487              12,441             10,869
    Provision for credit losses..............................               892                 175                 --
    Operating taxes and licenses.............................             2,978               2,577              2,597
    Insurance and claims (Note 3)............................             2,224               1,873              2,209
    Depreciation and amortization............................             3,702               2,821              2,315
    Purchased transportation and rents.......................            22,589              20,851             20,829

         Total operating expenses............................           114,037              94,592             90,551


Operating Income.............................................               846               2,852              5,221

Nonoperating Income (Expense)
    Interest income..........................................             1,141               2,087                342
    Interest expense.........................................               (27)                (76)              (114)
    Gain on sale of operating property, net..................                78                  59                 45
    Other, net...............................................              (299)                  8                  1

         Total nonoperating income (expense).................               893               2,078                274


Income From Continuing Operations Before
    Income Taxes.............................................             1,739               4,930              5,495
Income Tax Provision (Note 6)................................               887               2,120                 --

Income From Continuing Operations............................               852               2,810              5,495
Income From Discontinued Operations (Note 8).................                --               3,576             54,845


Net Income   ................................................     $         852      $        6,386      $      60,340


Average Common Shares Outstanding............................             6,780               7,409              7,545

Income Per Share from Continuing Operations..................     $        0.13      $         0.38      $        0.73

Income Per Share from Discontinued Operations................     $        0.00      $         0.48      $        7.27

Net Income Per Share.........................................     $        0.13      $         0.86      $        8.00



                                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                   ANUHCO, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended December 31

                                                                      1996                 1995                1994

                                                                                      (In Thousands)
Cash Flows From Operating Activities-
    Net income...............................................     $         852      $        6,386      $      60,340
    Adjustments to reconcile net income to
    net cash generated in operating activities-
         Gain on sale of operating property..................               (78)                (59)               (45)
         Depreciation and amortization.......................             3,702               2,821              2,315
         Amortization of deferred
             transaction costs...............................               272                  63                 --
         Provision for credit
          losses.............................................             1,012                 265                150
         Deferred tax provision..............................               336                 569                 --
         Net increase (decrease) from change in
         working capital items affecting operating
         activities-
             Freight accounts receivable.....................            (1,401)                633             (2,094)
             Accrued payroll and fringes.....................               330                (572)             1,841
             Other...........................................             1,860                  (7)                84
         Income from discontinued operations
         (Note 8)............................................                --              (3,576)           (54,845)

                                                                          6,885               6,523              7,746

Cash Flows From Investing Activities-
    Proceeds from discontinued operations....................             8,500               6,753             33,750
    Purchase of operating property, net......................           (10,150)             (4,280)            (6,086)
    Purchase of finance subsidiaries,
         net of cash acquired................................           (11,979)            (11,267)                --
    Origination of finance accounts
         receivables.........................................          (120,989)            (40,548)                --
    Sale of finance accounts receivables.....................            61,289              27,110                 --
    Collection of owned finance accounts
         receivables.........................................            82,836              14,138                 --
    Collections of long-term receivable......................                --               1,270                 --
    Purchase of short-term investments.......................           (35,823)            (71,142)           (28,815)
    Maturities of short-term investments.....................            53,232              70,670              1,922

                                                                         26,916              (7,296)               771

Cash Flows from Financing Activities-
    Repayment of debt........................................           (23,775)                 --             (1,860)
    Payments to acquire treasury stock.......................            (6,656)             (3,543)                --
    Other    ................................................              (966)               (432)                --

                                                                        (31,397)             (3,975)            (1,860)

Net Increase (Decrease) in Cash and
    Temporary Cash Investments...............................             2,404              (4,748)             6,657
Cash and Temporary Cash Investments at
    Beginning of Period......................................             6,617              11,365              4,708

Cash and Temporary Cash Investments at
    End of Period............................................     $       9,021      $        6,617      $      11,365


Cash Paid During the Period for-
    Interest ................................................     $       1,109      $           --      $         118
    Income Tax...............................................               332               1,537                547




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


                                                              Transpor-          Financial              Consoli-
                                                                tation            Services               dated

                                                                              (in Thousands)
1996

Revenues................................................    $    107,502         $     7,381          $    114,883

Segment Operating Income................................    $      2,915         $      (653)         $      2,262

General Corporate Expenses..............................                                                    (1,416)

Operating Income........................................                                                       846
Nonoperating Income.....................................                                                       893

Income from Continuing Operations
    before Income Taxes.................................                                              $      1,739

Depreciation and Amortization...........................    $      3,001         $       701          $      3,702

Capital Expenditures....................................    $      9,556         $     1,397          $     10,953

Identifiable Assets at 12/31/96.........................    $     33,633         $    37,022          $     70,655

Corporate Assets........................................                                                    16,157

Total Assets at December 31, 1996.......................                                              $     86,812



1995

Revenues................................................    $     95,152         $     2,292          $     97,444

Segment Operating Income ...............................    $      3,970         $       283          $      4,253

General Corporate Expenses..............................                                                    (1,401)

Operating Income........................................                                                     2,852
Nonoperating Income.....................................                                                     2,078

Income from Continuing Operations
    before Income Taxes.................................                                              $      4,930

Depreciation and Amortization...........................    $      2,587         $       234          $      2,821

Capital Expenditures....................................    $      4,432         $        21          $      4,453

Identifiable Assets at 12/31/95.........................    $     26,809         $    13,607          $     40,416

Corporate Assets........................................                                                    48,010

Total Assets at December 31, 1995.......................                                              $     88,426




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

      Finance charges on premium finance receivables are recognized when earned under applicable state regulations using methods which approximate the interest method. Recognition of earned finance charges on delinquent accounts is suspended where it is determined that collectibility of principal and interest is not probable. Interest on delinquent accounts is recognized when collected. Late fees and other ancillary fees are recognized when chargeable.
Uncollectible accounts are generally charged off after one year, unless there is specific assurance of collection through return of unearned premiums from the insurance carrier. Recoveries of charged off accounts are recognized when collected.

Allowance for Credit Losses - The allowances for credit losses are maintained at amounts considered adequate to provide for potential losses. The following is an analysis of changes in the allowance for 1996 credit losses on finance accounts receivable for and 1995, respectively (in thousands):

                                                     1996       1995
      Balance, beginning of year................     $ 351      $  --
      Allowance acquired with UPAC and APR......       510        515
      Provision for credit losses...............       892        175
      Charge-offs, net of recoveries of $175
        and $12, respectively...................      (984)      (339)

      Balance, at the end of year...............     $ 769      $ 351



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

      Disclosures about Fair Value of Financial Instruments - The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     a. Temporary Cash Investments and Short-Term Investments. The carrying amount approximates fair value because of the short maturity of these instruments.
     b. Finance Accounts Receivable Under Premium Finance Agreements The carrying amount approximates fair value because of the short maturity of these instruments.

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

    Accounting for the Impairment of Long-Lived Assets - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" was effective for the Company's financial statements for the year ended December 31, 1996. The Company has reviewed its long-lived assets and associated intangible assets to be held and has identified no events or changes in circumstances which indicate that the carrying amount of these assets may not be recoverable. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. The Company currently has no material assets to be disposed of.

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


3. INSURANCE COVERAGE

      Claims and insurance accruals reflect accrued insurance premiums and the estimated cost of incurred claims for cargo loss and damage, bodily injury and property damage and workers' compensation not covered by insurance. The Company estimates reserves required for the self-insured portion of claims based on management's evaluation of the nature and severity of individual claims and the Company's past claims experience. The Company regularly assesses and adjusts estimated reserves based on continued development of information regarding claims through the ultimate claims settlement. Adjustments to estimated reserves are recorded in the period in which additional information becomes known. Workers' compensation expense is included in "Salaries, wages and employee benefits" in the accompanying consolidated statements of income.

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

      In each of 1995 and 1996, the Company granted non-statutory options to acquire 10,000 shares of common stock to an officer of APR pursuant to an employment agreement. These options become exercisable in 1998 and 1999 and expire in 2005 and 2006, respectively.

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

7. CONTINGENCIES AND COMMITMENTS

      The Company is party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

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

      The following table sets forth selected unaudited financial information for each quarter of 1996 and 1995 (in thousands, except per share amounts).

                                                                           1996

                                                 First        Second         Third          Fourth      Full Yr.
Revenue...................................    $    25,216   $    28,345    $   30,041     $   31,281   $   114,883
Operating Income (Loss)...................            194           426           709           (483)          846
Nonoperating Income (Expense).............            425           209           297            (38)          893
Net Income (Loss).........................            353           362           505           (368)          852
Net Income (Loss) per Share...............           0.05          0.05          0.08          (0.05)         0.13

                                                                                             1995

                                                 First        Second         Third          Fourth      Full Yr.

Revenue...................................    $    24,632   $    24,569    $   24,651     $   23,592   $    97,444
Operating Income..........................            969           483           684            716         2,852
Nonoperating Income (Expense).............            630           505           500            443         2,078
Income from Continuing
   Operations.............................            911           563           675            661         2,810
Income from Discontinued
   Operations.............................            368           227           272          2,709         3,576
Net Income................................          1,279           790           947          3,370         6,386
Income per Share from
   Continuing Operations..................           0.12          0.07          0.09           0.09          0.38
Income per Share from
   Discontinued Operations................           0.05          0.03          0.04           0.38          0.48
Net Income per Share......................           0.17          0.10          0.13           0.47          0.86



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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3), the information required by this
Item 10 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A. (See Item 4, included elsewhere herein, for a listing of Executive Officers of the Registrant).

ITEM 11.  EXECUTIVE COMPENSATION

      Pursuant to General Instruction G(3), the information required by this
Item 11 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Pursuant to General Instruction G(3), the information required by this
Item 12 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to General Instruction G(3), the information required by this
Item 13 is hereby incorporated by reference from the Anuhco, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.


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

             3(a)- 1993 Restated Certificate of Incorporation of the
                   Registrant. Filed as Exhibit 3 to Registrant's Form 10-Q dated August 4, 1993.
             3(b)- Restated By-Laws of the Registrant.  Filed as Exhibit 3(b)
                   to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

             4- Specimen Certificate of the Common Stock, no par value, of the Registrant. Filed as Exhibit 4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

             10(a)-Form of Indemnification Agreement with Directors and
                   Executive Officers. Filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

             10(b)-Trust and Security Agreement by and between American Freight
                   System, Inc. (Grantor) and The Merchants Bank (Trustee), dated July 11, 1991. Filed as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

             10(c)-Secured Revolving Credit Agreement for a revolving credit facility in the amount of $2,500,000 by and between Crouse Company and Bankers Trust Company of Des Moines, Iowa. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

             10(d)-Registrant's 1992 Incentive Stock Plan.  Filed as Exhibit
                   10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
             10(d)-Stock Purchase Agreement dated May 23, 1995 by and among
                   Anuhco, Inc., Seafield Capital Corporation and C. Ted McCarter. Filed as Exhibit 2(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

             10(e)-Consulting and Assignment Agreement dated May 31, 1995 by and between Seafield Capital Corporation and Anuhco, Inc. Filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

             10(f)-Stock purchase Agreement by and between Anuhco, Inc. and
                   William H. Kopman, dated December 18, 1995.  Filed as
                   Exhibit 2(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

             10(g)-First Amendment to Stock Purchase Agreement by and between
                   Anuhco, Inc. and William H. Kopman, dated March 7, 1996. Filed as Exhibit 2(b) to Registrant's Current Report on Form 8-K dated March 29, 1996.

             10(h)-Second Amendment to Stock Purchase Agreement by and between
                   Anuhco, Inc. and William H. Kopman, dated March 29, 1996. Filed as Exhibit 2(c) to Registrant's Current Report on Form 8-K dated March 29, 1996.

             10(i)-Consulting Agreement by and between William H. Kopman and
                   Anuhco, Inc., dated March 29, 1996. Filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

             10(j)-Receivables Purchase Agreement by and among APR Funding
                   Corporation, Universal Premium Acceptance Corporation, Anuhco, Inc., EagleFunding Capital Corporation, The First National Bank of Boston, dated December 31, 1996. Filed as
                   Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 331, 1996.

             22- List of all subsidiaries of Anuhco, Inc., the state of incorporation of each such subsidiary, and the names under which such subsidiaries do business. Filed as Exhibit 22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

             24(a)*-Consent of Independent Accountant (Coopers & Lybrand
                       L.L.P.).

             24(b)*-Consent of Independent Accountant (Arthur Andersen LLP).

             27*-   Financial Data Schedule.


(b)          Reports on Form 8-K


 No reports on Form 8-K were filed during the quarter ended December 31, 1996.


 *Filed herewith.


                        ANUHCO, INC. AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                 Additions

                               Balance at   Charged    Charged             Balance
                               Beginning       to      to Other     Deduc-  at End
Description                     of Year     Expense    Accounts    tions(1) of Year

                                                     (In Thousands)
Allowance for credit losses
 accounts (deducted from
   freight accounts receivable)
     Year Ended December 31 -
        1996..................     $409     $  120          --      $(110)     $419
        1995..................      412         90          --        (93)      409
        1994..................      358        150          --        (96)      412
Allowance for credit losses (deducted from
   finance accounts receivable)
     Year Ended December 31 -
      1996....................     $351     $  892      $  510(2)   $(984)     $769
      1995....................        -        175         515(3)    (339)      351




   (1)Deduction for purposes for which reserve was created.

   (2)Allowance established as of March 29, 1996, the date of acquisition of Universal Premium Acceptance Corporation and UPAC of California, Inc.

   (3)Allowance established as of May 31, 1995, the date of acquisition of Agency Premium Resource, Inc. and Subsidiary.






                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 25, 1997               By  /s/ Timothy P. O'Neil

                                               Timothy P. O'Neil,
                                               President and Chief Financial
                                               Officer




                        ANUHCO, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX
Exhibit No.                      Exhibit Description





     24(a)          Consent of Independent Accountant (Coopers & Lybrand
                    L.L.P.).

     24(b)          Consent of Independent Accountant (Arthur Andersen LLP).

     27             Financial Data Schedule.