Form 10-K/A
period 1996-12-31
ANUHCO INC
filed 1997-04-29
CIK 719271

FORM 10-K/A-2

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


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                        Director
                                                                         of the
Name, Principal Occupation and                                          Company
other Directorships                                                Age   Since


William D. Cox                                                     53      1991
   President of Castlewood Homes, Inc., Wichita, Kansas, a commercial and residential construction company, since 1996;
   President of Bel Aire Development, Inc., Wichita, Kansas, a commercial residential land development company, from 1984 to 1996; President of 3D Associates, Inc., Wichita, Kansas, a land development and construction company from 1994 to 1996;
   owner of Cox Enterprises of Wichita, Inc., Wichita, Kansas, a new home and light commercial construction company, from 1972 to 1994.

Lawrence D. ("Larry") Crouse                                       56      1991
   Vice President of the Company since September 5, 1991. He has served as Vice Chairman of Crouse Cartage Company, a wholly-owned subsidiary of the Company, since January 1997. He served as Chairman and Chief Executive Officer of Crouse
   Cartage Company, from 1987 until December 1996.

J. Richard Devlin                                                  46      1997
   Executive Vice President, General Counsel and External Affairs of Sprint Corporation ("Sprint"), a publicly traded telecommunications company headquartered in Westwood, Kansas, since 1989. Mr. Devlin also serves as a member of Sprint's
   Executive Management Committee.  Mr. Devlin served as Vice
   President and General Counsel for telephone operations for Sprint from 1987 to 1989. From 1972 to 1986, Mr. Devlin served as an attorney and in various line and staff operations management positions with AT&T.

Harold C. Hill, Jr.                                                61      1995
   Retired as a partner of Arthur Andersen, LLP in 1993.  Mr.
   Hill's 35 years of service with the firm included responsibility as partner in charge of the transportation, financial services and government practices in Kansas City, as well as service as National Technical Coordinator of that firm's trucking industry practice group.

Roy R. Laborde                                                     58      1991
   Chairman of the Board of Directors since the 1992 Shareholder
   Meeting. President of Amboy Grain, Inc., Amboy, Minnesota, since 1985; President and Chief Operating Officer for Rapidan
   Grain & Feed, Rapidan, Minnesota, from 1968 through 1988 and has continued to merchandise grain for that company.



Timothy P. O'Neil                                                  40       1995
   President of the Company since May, 1995, Chief Financial
   Officer since April, 1995.  From October, 1989, through May,
   1995, Mr. O'Neil served in various positions with the Company, including, Senior Vice President, Vice President, Treasurer and Director of Finance. Mr. O'Neil has also served as President, Chief Executive Officer, and Chief Financial
   Officer and Treasurer of American Freight System, Inc.
   ("AFS"), a wholly-owned subsidiary of the Company, since July, 1991.

Eleanor B. Schwartz                                                60      1983
   Chancellor and Chief Executive Officer of the University of
   Missouri-Kansas City since 1992; Interim Chancellor in 1991;
   and Vice Chancellor of Academic Affairs from 1986 to 1991 after serving as Dean of the Henry W. Bloch School of Business and Public Administration from 1980 to 1986 at the University of Missouri-Kansas City. Director of Mid-West Grain Products,
   Atchison, Kansas, and United Funds Group, Inc., Shawnee
   Mission, Kansas.

ITEM 11.  EXECUTIVE COMPENSATION

                                                SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation

                                       Annual Compensation                      Awards            Payouts

                                                            Other                    Securities               All
                                                            Annual     Restricted    Underlying              Other
Name and                                                    Compen-      Stock        Options/      LTIP     Compen-
Principal                                                   sation      Award(s)         SARs      Payouts   sation
Position                  Year      Salary    Bonus ($)       ($)         ($)            (#)         ($)        ($)

Timothy P. O'Neil,        1996     $182,041(1)      -0-        -0-          -0-        20,000         -0-    $14,075(2)
President (chief          1995      180,084(1)      -0-        -0-          -0-        10,000         -0-      8,190
executive officer)




(1)  Includes $47,986 and $102,074 paid to the Company by AFS for 1996 and 1995, respectively, to reimburse the Company for Mr.
   O'Neil's services as President, CEO, CFO and Treasurer of AFS.

(2)  Amounts accrued under a non-qualified deferred compensation arrangement at 10 1/2% of Mr. O'Neil's Anuhco salary, in lieu of participation in a qualified retirement plan, payable in 10 annual installments after termination of employment.  Such deferral earns interest at the prime interest rate of the Company's bank.





                                            OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants                                Potential Realizable

                              Number of     % of Total                        Value at Assumed Annual
                              Securities      Options      Exer-               Rates of Stock Price
                              Underlying      Granted to   cise     Expir-      Appreciation for
                                Options    Employees in    Price    ation          Option Term

Name                          Granted (#)   Fiscal Year    ($/Sh)   Date        5% ($)       10% ($)

Timothy P. O'Neil(1)            20,000           21%      $7.94    3/4/2006     $99,837      $253,007


(1) Grant is an "Incentive Stock Option" under the Internal Revenue Code. The exercise price was the market value on the date of grant.  The option becomes exercisable ratably on March 4 of the years 1997 through 2001 and remains exercisable through March 3,
  2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                  Number of
                                                  Securities     Value of
                                                  Underlying     Unexercised
                                                  Unexercised     In-the-Money
                                                  Options at       Options at
                        Shares        Value       FY-End (#)        FY-End ($)
                     Acquired on    Realized      Exercisable/   Exercisable/
Name                Exercise (#)       ($)       Unexercisable    Unexercisable

Timothy P. O'Neil         --          $ --       2,500/29,500      $1,250/$3,750


COMPENSATION OF DIRECTORS

     Directors received compensation of $6,000 per annum, plus $500 for each board meeting attended and $500 for each committee meeting attended when held on a day on which they were not compensated for attending another meeting, except the Chairman who received $1,000 for each board meeting and committee meeting attended. Directors received $200 for telephonic meetings of either the board or its committees. Directors were also reimbursed for reasonable travel and other expenses incurred by them in performance of their duties as directors of the Company. Under the 1992 Incentive Stock Plan, approved by the Shareholders at the 1992 annual meeting, directors who are not employees receive options to purchase 2,000 shares of Common Stock on the first stock trading day immediately following each Annual Meeting of the Shareholders of the Company at which they are elected to the Board of Directors, at market value on such date.

     In addition, directors were compensated at the rate of $60 per hour for any special assignments. During 1996, Harold C. Hill, Jr. and Roy R. Laborde provided service on certain special assignments and received $960 and $750, respectively. No other directors received compensation for special assignments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The committee consists exclusively of non-employee directors appointed by resolution of the entire Board of Directors. Roy R. Laborde has been a non-employee Chairman of the Board of Directors since the 1992 Meeting of the Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock by each person known to the Company to be the beneficial owner of more than 5% of Common Stock, by the chief executive officer of the Company, by directors, and by all directors and executive officers of the Company, as a group, as of March 5, 1997:

                                                        Amount and
        Name of Beneficial Owners                       Nature of
   (and address of beneficial owners                    Beneficial    Percent
         other than directors)                          Ownership(1)  of Class


Crouse Family (excluding Larry Crouse)............... 1,218,003  (2)   19.05%
  c/o Scudder Law Firm
  411 South 13th Street
  Suite 200
  Lincoln, Nebraska  68508
John P. Bigger.......................................    23,863  (3)     .37%
William D. Cox.......................................    48,500  (4)     .76%
Larry Crouse.........................................   194,338  (5)    3.02%
J. Richard Devlin....................................     1,000          .02%
Harold C. Hill, Jr...................................     2,500  (6)     .04%
Roy R. Laborde.......................................   163,790  (7)    2.56%
Timothy P. O'Neil....................................   117,300  (8)    1.84%
Eleanor B. Schwartz..................................    10,000  (4)     .16%
Walter P. Walker.....................................    20,542  (9)     .32%
Directors and executive officers as a
   group (10 persons, including the above)...........   584,333  (10)   9.04%




 (1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed.

 (2) The information contained herein is based upon information reported to the Company by four children and fourteen grandchildren of Paul E. Crouse, deceased, (excluding Larry Crouse). In a Schedule 13D dated September 5, 1991 ("Schedule 13D")and an Amendment to Schedule 13D dated November 1, 1991 ("Amendment"), none of the individual members of the Crouse Family claimed sole or shared voting or investment power with respect to more than 5% of the outstanding shares of Common Stock, although each member claimed beneficial ownership of all 1,342,524 shares then owned by the Crouse Family. Each member of the Crouse Family disclaimed membership in a group in the Schedule 13D. The Amendment also reported that the members of the Crouse Family, other than Larry Crouse, have no plan for further acquisition of Common Stock. The amount of shares listed in the above table does not include 194,338 shares beneficially owned by Larry Crouse, a director of the Company and one of the members of the Crouse Family (see Footnote (5) below). Also included are 12,200 shares subject to exercisable outstanding stock options.

 (3) Includes a total of 2,000 shares owned by Mr. Bigger's two adult children over which Mr. Bigger has shared investment power and no voting power. Mr. Bigger disclaims beneficial ownership under Section 16 of the Securities and Exchange Act of 1934 in these shares as he has no direct or indirect pecuniary interest in the account in which they are held. Does not include 1,900 shares owned by his wife, Betty Bigger, over which she exercises sole investment and voting power. Includes 1,000 shares subject to exercisable outstanding stock options.

 (4)   Includes 9,000 shares subject to exercisable outstanding stock options.

 (5) Includes 46,000 shares subject to exercisable outstanding stock options. Mr. Crouse disclaims beneficial ownership of the shares owned by other members of the Crouse family.

 (6) Includes 1,500 shares in the Francile Hill Revocable Trust. Both Mr. Hill and Francile Hill are trustees and each has shared voting and investment power. Also includes 1,000 shares subject to exercisable outstanding stock options.

 (7) Includes 7,150 shares subject to exercisable outstanding stock options and 740 shares owned by and registered in the name of his wife, Betty Laborde, over which they share voting power but Mrs. Laborde retains sole investment power.

 (8) Includes 9,000 shares subject to exercisable outstanding stock options and 32,800 shares owned by his wife, Pam O'Neil, over which they hold shared voting and investment power. Does not include 10,400 shares held in various irrevocable trusts for the benefit of Mr. O'Neil's children and over which he has no voting or investment power.

 (9) Includes 3,000 shares subject to exercisable outstanding stock options and 9,000 shares owned by Walker Investments, a general partnership of Mr. Walker's children and grandchildren over which he shares investment power but disclaims beneficial ownership under Section 16 of the Securities and Exchange Act of 1934 because he and Mrs. Walker have no direct or indirect pecuniary interest in Walker Investments.

(10) Includes a total of 85,650 shares subject to exercisable outstanding stock options.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company did not engage in any individual transactions or series of transactions with members of management or nominees for director during 1996 in which the amount involved exceeded $60,000.





                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 29, 1997               By  /s/ Timothy P. O'Neil

                                               Timothy P. O'Neil,
                                               President and Chief Financial
                                               Officer