Form 10-K/A
period 1996-12-31
ANUHCO INC
filed 1997-05-05
CIK 719271

FORM 10-K/A-3

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


                                  ANUHCO, INC.

                               1996 FORM 10-K/A-3

                               TABLE OF CONTENTS

                                                                        Page


                                     PART I

Item  1.   Business..................................................      3
Item  2.   Properties................................................      8
Item  3.   Legal Proceedings.........................................      9
Item  4.   Submission of Matters to a Vote of Security Holders.......     102
           Executive Officers of Registrant..........................     10


                                    PART II

Item  5.   Market for Registrant's Common Equity and Related Stockholder
            Matters..................................................     10
Item  6.   Selected Financial Data...................................     11
Item  7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................     12
Item  8.   Financial Statements and Supplementary Data...............     18
Item  9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures.....................     39

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules,and Reports on Form
           8-K.......................................................     39




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

Outlook

  The following statements are forward-looking statements as well as certain other statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are followed by one symbol "*"., within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

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

    The amount of each allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. Management believes that the allowances for credit losses are adequate to provide for potential losses. See Note 1 to the consolidated financial statements - Summary of Significant Accounting Policies - Allowance for Credit Losses.

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



                                              /s/ Arthur Andersen LLP

                                              ARTHUR ANDERSEN LLP

Kansas City, Missouri

February 16, 1995

                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                               December 31

                                                                                        1996                  1995

                                                                                           (In Thousands)
                                      ASSETS
Current Assets
    Cash and temporary cash investments........................................    $       9,021         $       6,617
    Short-term investments.....................................................            9,957                27,366
    Freight accounts receivable, less allowance for
         credit losses of $419 and $409, respectively..........................            9,233                 7,952
    Finance accounts receivable, less allowance for
         credit losses of $769 and $351, respectively..........................           14,554                 8,290
    Current deferred income taxes..............................................              618                   177
    Other current assets.......................................................            1,965                 1,291
    AFS net assets (Note 8)....................................................            7,570                16,840

         Total current assets..................................................           52,918                68,533

Operating Property, at Cost
    Revenue equipment..........................................................           24,373                18,944
    Land.......................................................................            3,489                 2,826
    Structures and improvements................................................           10,087                 7,534
    Other operating property...................................................            5,328                 4,436

                                                                                          43,277                33,740
    Less Accumulated Depreciation..............................................          (19,887)              (17,517)

         Net operating property................................................           23,390                16,223
Intangibles, net of accumulated amortization...................................            9,497                 3,498
Other Assets ..................................................................            1,007                   172

                                                                                   $      86,812         $      88,426


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable...........................................................    $       2,980         $       1,041
    Accrued payroll and fringes................................................            5,533                 5,203
    Claims and insurance accruals..............................................              246                   224
    Accrued income taxes.......................................................               --                   288
    Other accrued expenses.....................................................            2,289                   847

         Total current liabilities.............................................           11,048                 7,603

Deferred Income Taxes..........................................................            1,203                   543
Contingencies and Commitments (Note 7).........................................               --                    --
Shareholders' Equity (Notes 1 and 5)
    Preferred stock $0.01 par value, authorized
         1,000,000 shares, none outstanding....................................               --                    --
    Common stock $0.01 par value, authorized
         13,000,000 shares, issued 7,605,570 and
         7,557,070 shares, respectively........................................               76                    76
    Paid-in capital............................................................            5,529                 5,357
    Retained earnings..........................................................           79,242                78,390
    Treasury stock, 1,224,661 and 417,100 shares, at
         cost, respectively....................................................          (10,286)               (3,543)

         Total shareholders' equity............................................           74,561                80,280

                                                                                   $      86,812         $      88,426

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



                                                              Transpor-          Financial              Consoli-
                                                                tation            Services               dated

                                                                              (in Thousands)
1996

Revenues................................................    $    107,502         $     7,381          $    114,883

Segment Operating Income................................    $      2,915         $      (653)         $      2,262

General Corporate Expenses..............................                                                    (1,416)

Operating Income........................................                                                       846
Nonoperating Income.....................................                                                       893

Income from Continuing Operations
    before Income Taxes.................................                                              $      1,739

Depreciation and Amortization...........................    $      3,001         $       701          $      3,702

Capital Expenditures....................................    $      9,556         $     1,397          $     10,953

Identifiable Assets at 12/31/96.........................    $     33,633         $    37,022          $     70,655

Corporate Assets........................................                                                    16,157

Total Assets at December 31, 1996.......................                                              $     86,812




1995

Revenues................................................    $     95,152         $     2,292          $     97,444

Segment Operating Income................................    $      3,970         $       283          $      4,253

General Corporate Expenses..............................                                                    (1,401)

Operating Income........................................                                                     2,852
Nonoperating Income.....................................                                                     2,078

Income from Continuing Operations
    before Income Taxes.................................                                              $      4,930

Depreciation and Amortization...........................    $      2,587         $       234          $      2,821

Capital Expenditures....................................    $      4,432         $        21          $      4,453

Identifiable Assets at 12/31/95.........................    $     26,809         $    13,607          $     40,416

Corporate Assets........................................                                                    48,010

Total Assets at December 31, 1995.......................                                              $     88,426




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

      Allowance for Credit Losses - The allowances for credit losses are maintained at amounts considered adequate to provide for potential losses. The amount of each allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. The following is an analysis of changes in the allowance for 1996 credit losses on finance accounts receivable for 1996 and 1995, respectively (in thousands):
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

             24(a)*-Consent of Independent Accountant (Coopers & Lybrand
                  L.L.P.).

             24(b)*-Consent of Independent Accountant (Arthur Andersen LLP).

              27- Financial Data Schedule.  Filed as Exhibit 27 to
                  Registrant's Amendment No. 1 to Annual Report in Form 10-K for the year ended December 31, 1996.


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



Date:  May 5, 1997                  By  /s/ Timothy P. O'Neil

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