Form 10-Q
period 1997-03-31
ANUHCO INC
filed 1997-05-14
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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

               Class                               Outstanding at May 6, 1997

      Common stock, $0.01 par value                     6,363,009 Shares




PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements






                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1997                1996


Operating Revenues..........................................................    $   31,388           $ 25,216

Operating Expenses..........................................................        30,453             25,022

Operating Income............................................................           935                194

Nonoperating Income (Expense)
   Interest Income..........................................................           218                391
   Interest Expense.........................................................            (3)                (3)
   Gain on sale of operating property, net and other .......................            --                 37

       Total nonoperating income (expense)..................................           215                425

Income before Income Taxes..................................................         1,150                619
Income Tax Provision........................................................           518                266

Net Income .................................................................    $      632           $    353

Average Common Shares Outstanding (Note 5)..................................         6,375              7,136

Net Income Per Share........................................................    $     0.10           $   0.05



                                The accompanying notes to consolidated financial statements are an integral part of these statements.


                                                   ANUHCO, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                MARCH 31,      DECEMBER 31,
                                                                                   1997              1996

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and temporary cash investments......................................     $    5,017          $   9,021
   Short-term investments...................................................         10,093              9,957
   Freight accounts receivable, less allowance
       for doubtful accounts of $419........................................         10,550              9,233
   Finance accounts receivable, less allowance
       for doubtful accounts of $640 and $769, respectively.................         15,067             14,554
   Current deferred tax assets..............................................            747                618
   Other current assets.....................................................          3,423              1,965
   AFS net assets (Note 6)..................................................          7,570              7,570

       Total current assets.................................................         52,467             52,918

Operating Property, at Cost
   Revenue equipment........................................................         24,754             24,373
   Land.....................................................................          3,529              3,489
   Structures and improvements..............................................         10,160             10,087
   Other operating property.................................................          5,431              5,328

                                                                                     43,874             43,277
       Less accumulated depreciation........................................        (20,472)           (19,887)

           Net operating property...........................................         23,402             23,390

Intangibles, net of accumulated amortization................................          9,338              9,497
Other Assets................................................................          2,987              1,007

                                                                                 $   88,194          $  86,812


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.........................................................     $    3,107          $   2,980
   Accrued payroll and fringes..............................................          6,591              5,533
   Claims and insurance accruals............................................            259                246
   Accrued income taxes.....................................................             67                 --
   Other accrued expenses...................................................          1,725              2,289

       Total current liabilities............................................         11,749             11,048

Deferred Income Taxes.......................................................          1,437              1,203
Shareholders' Equity (Note 5)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,608,620 and 7,605,570 shares, respectively..................             76                 76
   Paid-in capital..........................................................          5,543              5,529
   Retained earnings........................................................         79,874             79,242
   Treasury stock, 1,249,661 and 1,224,661 shares, respectively, at cost....        (10,485)           (10,286)

       Total shareholders' equity...........................................         75,008             74,561

                                                                                 $   88,194          $  86,812



                                The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                   ANUHCO, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                           (In thousands)
                                                            (Unaudited)

                                                                            1997               1996

Cash Flows From Operating Activities
  Net income..........................................................   $     632          $      353
  Adjustments to reconcile net income to
    cash provided by operating activities
      Gain on sale of operating property, net.........................          --                 (36)
      Depreciation and amortization...................................       1,078                 767
      Provision for credit losses.....................................         199                 104
      Deferred tax provision..........................................         105                 220
      Net increase (decrease) from change in other
       working capital items affecting operating activities...........      (1,249)               (547)

                                                                               765                 861

Cash Flows From Investing Activities
  Purchase of finance subsidiaries (Note 2)...........................          --             (11,979)
  Purchase of operating property......................................      (3,146)             (3,301)
  Origination of finance accounts receivables.........................     (31,995)            (15,235)
  Sale of finance accounts receivables................................      20,512               9,395
  Collection of owned finance accounts receivables....................       9,965               6,359
  Purchases of short-term investments.................................      (6,868)                 --
  Maturities of short-term investments................................       6,732              15,432

                                                                            (4,800)                671
Cash Flows From Financing Activities
  Payments to acquire treasury stock..................................        (199)               (149)
  Borrowings (repayments) on credit agreements, net...................          --                 500
  Other...............................................................         230                (165)

                                                                                31                 186

Net Increase (Decrease) in Cash and Temporary Cash Investments........      (4,004)              1,718

Cash and Temporary Cash Investments at beginning of period............       9,021               6,617


Cash and Temporary Cash Investments at end of period..................   $   5,017          $    8,335



Cash Paid During the Period for
  Interest............................................................   $      --          $       --
  Income Tax..........................................................   $       4          $       12

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


                                                   ANUHCO, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)

                                                                                                       Total
                                                                                                       Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                   Stock       Capital    Earnings       Stock         Equity

Balance at December 31, 1995..................     $   76      $ 5,357    $  78,390     $ (3,543)     $ 80,280

Net income....................................         --           --          852           --           852

Issuance of shares under Incentive Stock Plan          --          172           --          (87)           85

Purchase of 797,341 shares of common stock....         --           --           --       (6,656)       (6,656)


Balance at December 31, 1996..................         76        5,529       79,242      (10,286)       74,561

Net income....................................         --           --          632           --           632

Issuance of shares under Incentive Stock Plan.         --           14           --           --            14

Purchase of 25,000 shares of common stock.....         --           --           --         (199)         (199)


Balance at March 31, 1997 (unaudited).........     $   76      $ 5,543    $  79,874     $(10,485)     $ 75,008



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

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. Anuhco believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in Anuhco's Form 10-K/A-3, filed with the SEC on May 5, 1997, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included, or incorporated by reference, in the aforementioned report on Form 10-K/A-3.

2.    ACQUISITION OF PREMIUM FINANCE SUBSIDIARIES

  On March 29, 1996, Anuhco completed the acquisition of all of the issued and outstanding stock of Universal Premium Acceptance Corporation and UPAC of California, Inc. (together referred to as "UPAC"). UPAC and Agency Premium Resource, Inc. ("APR"), the Company's other finance subsidiary, offer short-term collateralized financing of commercial and personal insurance premiums through approved insurance agencies throughout the United States. At March 31, 1996, UPAC had outstanding net finance receivables of approximately $30 million. This transaction was accounted for as a purchase. Anuhco utilized a portion of its available cash and short-term investments to consummate the purchase at a price of approximately $12 million. The terms of the acquisition and the purchase price resulted from negotiations between Anuhco and William H. Kopman, the former sole shareholder of UPAC. In connection with the purchase of UPAC, Anuhco has recorded goodwill of $6.6 million, which is being amortized on the straight-line basis over 25 years.

  In addition to the Stock Purchase Agreement by which Anuhco acquired all of the UPAC stock, Anuhco entered into a consulting agreement with Mr. Kopman. Under the consulting agreement, Anuhco is entitled to consult with Mr. Kopman on industry developments as well as UPAC operations through December 31, 1998. In addition to retaining the services of Mr. Kopman under a consulting agreement, certain executive management personnel of UPAC were retained under multiyear employment agreements.

  The unaudited pro forma operating results of Anuhco for the first quarter ended March 31, 1996, assuming the acquisition occurred as of the beginning of the period, were operating revenues of $26,449,000, net income of $334,000, and net income per share of $0.05. The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.

3.    PROFIT SHARING

  In September 1988, the employees of Crouse Cartage Company ("Crouse"), a wholly owned subsidiary of Anuhco, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is the later.
The accompanying consolidated balance sheets as of March 31, 1997 include an accrual for profit sharing costs of $778,000. The accompanying consolidated statements of income include profit sharing costs of $778,000 and $465,000 for the first quarter of 1997 and 1996, respectively.

4.    FINANCING AGREEMENTS

  In December, 1996, Anuhco, UPAC and APR Funding Corporation (a wholly-owned subsidiary) entered into an extendible three year securitization agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $50,000,000. This agreement replaced a similar securitization agreement with another financial institution that was entered into in October, 1995 and UPAC's secured credit agreement, dated July, 1994.
The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $36.6 million at March 31, 1997. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to purchase previous securitized receivables under the prior agreement and to pay off the secured note payable under UPAC's secured credit agreement.

  The terms of the agreement requires UPAC to maintain a minimum tangible net worth of $5 million and contain restrictions on the payment of dividends by UPAC to Anuhco without prior consent of the financial institution. The terms of the agreement also requires the Company to maintain a minimum tangible net worth of $50 million. The Company was in compliance with all such provisions at March 31, 1997. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At March 31, 1997, approximately $4.1 million of owned finance receivables served as collateral under the default reserve provision.

  During the first quarter of 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," for transfers occurring after December 31, 1996. The adoption of SFAS No. 125 did not have a material impact on the net income of the Company.

  In September 1988, Crouse entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In September, 1996 the term of this agreement was extended to June 30, 1998. There was no outstanding balance on this revolving line of credit at March 31, 1997.

5.    SHAREHOLDERS' EQUITY

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 6,375,009 and 7,136,017 for the quarters ended March 31, 1997 and 1996, respectively.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. During the first quarter of 1997, the Company repurchased an additional 25,000 shares of common stock, bringing the total shares repurchased to 1,239,441 shares, or 16.4% of outstanding shares before initiating the program, at a total cost of $10,398,000.

6.    AFS NET ASSETS

  Under the provisions of a Joint Plan of Reorganization ("the Joint Plan"), AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims were allowed and cash was available, distributions to the creditors occurred. The Joint Plan also provided for distributions to Anuhco as unsecured creditor distributions occurred in excess of 50% of allowed claims. Anuhco also will receive the full benefit of any remaining assets of AFS through its ownership of AFS stock, after unsecured creditors received distributions, including interest, equivalent to 130% of their claims.

  AFS has made the full payment of all its resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $11.0 million. The primary assets include approximately $6.5 million in cash and investments. The remaining claims as of March 31, 1997, were paid in April 1997 with no impact on AFS net assets. The remaining AFS assets are recorded at their estimated net realizable value.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            RESULTS OF OPERATIONS

First quarter ended March 31, 1997 compared to the first quarter ended March 31, 1996


  With the acquisition of APR on May 31, 1995, and UPAC on March 29, 1996, Anuhco now operates in two distinct industries; transportation, through its subsidiary, Crouse; and financial services, through its subsidiaries, APR and UPAC.

TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                     Qtr. 1 1997
                                                        vs.
                                                     Qtr. 1 1996

Increase (decrease) from:
  Increase in LTL tonnage........................     $4,198
  Increase in LTL revenue per hundredweight......        488
  Increase in truckload revenues.................        170

      Net increase...............................     $4,856



  Less-than-truckload ("LTL") operating revenues rose by 23.6% in the first quarter as compared to the same period in 1996. Crouse achieved a 21.1% increase in LTL tons for the first quarter of 1997, compared to 1996. Crouse's LTL revenue yield improved approximately two percent from the first quarter of 1996 to the first quarter of 1997. This improvement was the result of fuel surcharges to pass-through to customers the continuing high cost of diesel fuel, a general rate increase placed in effect January 1, 1997 and negotiated rate increases on certain shipping contracts.

  Truckload operating revenues were 3.8% higher in the first quarter on 8.2% more shipments, offset by a 4.4% decline in revenue per shipment.

Operating Expense - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:


                                                           Percent of Operating Revenue

                                                                  First Quarter

                                                                 1997         1996

Salaries, wages and employee benefits....................        56.5%        55.8%
Operating supplies and expenses..........................        13.2%        13.4%
Operating taxes and licenses.............................         2.9%         2.9%
Insurance and claims.....................................         2.0%         2.0%
Depreciation.............................................         3.0%         2.5%
Purchased transportation.................................        19.7%        21.3%

    Total operating expenses.............................        97.3%        97.9%



  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, improved to 97.3% from 97.9% for the first quarter of 1997 as compared to 1996. An increase in the proportion of LTL tons and revenues of total tons and revenues resulted in the increases in salaries, wages and employee benefits and depreciation and the decrease in purchased transportation as a percent of revenues. The improvement in the first quarter 1997 operating ratio was the result of spreading the fixed component of the Company's operating expenses over increased operating revenues.


FINANCIAL SERVICES


  In the first quarter of 1997, APR and UPAC financed $32.4 million in insurance premiums at an average annual yield of 14.6%. These operations generated net operating income of $374,000 on net finance charges, fees and other income earned of $2.2 million for the first quarter of 1997. These results compare to first quarter 1996 financings of $14.2 million at an average annual yield of 13.2%, and approximately breakeven at the operating income line on net finance charges, fees and other income earned of $900,000. The increases in premium financed, net finance charges, fees and other income are primarily the result of the Company's acquisition of UPAC effective March 29, 1996, operating income was positively impacted by the integration of the administrative operations of UPAC and APR. Also, contributing to the increased operating income was the impact of the Company's new securitization agreement and the increase in receivables sold through that agreement by the inclusion of UPAC receivables. See Note 4 - Financing Agreements in the Notes to Consolidated Financial Statements.

OTHER

  Primarily as a result of its utilization of cash and short-term investments for the acquisition of UPAC and the stock repurchase program since the first quarter of 1996, Anuhco recorded a substantial decrease in interest income for the first quarter ended March 31, 1997, from the corresponding period of 1996. Anuhco's effective tax rate increased for the first quarter of 1997, to 45% from 43% for the same period of 1996.

Outlook


  The following statements are forward-looking statements, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

  The Company's three-year strategic plan includes the goal of continuing the growth of each of its business segments, and making the financial services segment a more equal contributor to the Company's earnings per share. In the transportation segment, the plan calls for the Company to continue to provide and improve upon its already superior service to its customers in its primary operating territory, while extending its operations throughout the Midwest. As the Company makes the strategic investments necessary to support this expansion, the Company intends to continue to improve the efficiency and effectiveness of its existing base of operations.

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

                             FINANCIAL CONDITION

  The Company's financial condition remained strong at March 31, 1997 with more than $15 million in cash and investments at the Anuhco level, as well as approximately $6.5 million in cash and investments held in the discontinued operation. In addition, during the first three months of 1997, the Company has purchased $3.1 million of operating property and equipment, without incurring any long term indebtedness.

  A substantial portion of the capital required for UPAC's and APR's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement, which matures December 31, 1999, currently provides for the sale of a maximum of $50 million of eligible receivables. As of March 31, 1997, $36.6 million of such receivables had been securitized.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its
outstanding shares of common stock.    During the second quarter of 1996 the
Company completed this program and expanded the program to include an additional 10% of its then outstanding shares. During the first quarter of 1997, the Company repurchased 25,000 shares of common stock bringing the total shares repurchased to 1,239,441, or 16.4% of outstanding shares before initiating the program, at a total cost of $10,398,000. This program is being funded from available cash and investments.


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

Item 3.  Defaults Upon Senior Securities  None

Item 4.  Submission of Matters to a Vote of Security Holders  None

Item 5.  Other Information  None

Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

      19(a)*Report to Shareholders for the First Quarter, 1997, dated April 25,
            1997.

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




Date:  May 12, 1997

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit



19(a)   Report to Shareholders for the First Quarter, 1997, dated April 25,
               1997.

27      Financial Data Schedule.