Form 10-Q
period 1997-06-30
TRANSFINANCIAL HOLDINGS INC
filed 1997-08-06
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from    to

                          Commission File No. 0-12321



                         TRANSFINANCIAL HOLDINGS, INC.


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

               Class                               Outstanding at August 1, 1997


      Common stock, $0.01 par value                           6,153,110 Shares




PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30,
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                   1997                1996


Operating Revenues..........................................................    $   32,775           $ 28,345
Operating Expenses..........................................................        31,710             27,919

Operating Income............................................................         1,065                426

Nonoperating Income (Expense)
   Interest income..........................................................           172                217
   Other....................................................................            43                 (8)

       Total nonoperating income (expense)..................................           215                209

Income Before Income Taxes..................................................         1,280                635
Income Tax Provision........................................................           576                273

Net Income..................................................................    $      704           $    362

Average Common Shares Outstanding (Note 5)..................................         6,320              6,892

Net Income Per Share........................................................    $     0.11           $   0.05






          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30,
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                   1997                1996


Operating Revenues..........................................................    $   64,164           $ 53,561
Operating Expenses..........................................................        62,165             52,941

Operating Income............................................................         1,999                620

Nonoperating Income (Expense)
   Interest income..........................................................           390                608
   Other....................................................................            40                 26

       Total nonoperating income (expense)..................................           430                634

Income Before Income Taxes..................................................         2,429              1,254
Income Tax Provision........................................................         1,093                539

Net Income..................................................................    $    1,336           $    715

Average Common Shares Outstanding (Note 5)..................................         6,347              7,014

Net Income Per Share........................................................    $     0.21           $   0.10






          The accompanying notes to consolidated financial statements are an integral part of these statements.


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1997                1996

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and temporary cash investments......................................     $    6,097          $   9,021
   Short-term investments...................................................          6,996              9,957
   Freight accounts receivable, less allowance
       for doubtful accounts of $441 and $419, respectively.................         11,190              9,233
   Finance accounts receivable, less allowance
       for doubtful accounts of $464 and $769, respectively.................         16,199             14,554
   Current deferred tax assets..............................................            474                618
   Other current assets.....................................................          2,549              1,965
   AFS net assets (Note 6)..................................................          7,793              7,570

       Total current assets.................................................         51,298             52,918

Operating Property, at Cost:
   Revenue equipment........................................................         26,457             24,373
   Land.....................................................................          3,585              3,489
   Structures and improvements..............................................         10,301             10,087
   Other operating property.................................................          6,079              5,328

                                                                                     46,422             43,277
       Less accumulated depreciation........................................        (21,194)           (19,887)

           Net operating property...........................................         25,228             23,390

Intangibles, net of accumulated amortization ...............................          9,174              9,497
Other Assets................................................................          3,289              1,007

                                                                                 $   88,989          $  86,812



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.........................................................     $    3,006          $   2,980
   Accrued payroll and fringes..............................................          6,810              5,533
   Claims and insurance accruals............................................            251                246
   Accrued income taxes.....................................................            331                 --
   Other accrued expenses...................................................          1,643              2,289

       Total current liabilities............................................         12,041             11,048

Deferred Income Taxes.......................................................          1,661              1,203
Other Non-Current Liabilities...............................................            461                 --
Shareholders' Equity (Note 5)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,614,670 and 7,605,570 shares, respectively..................             76                 76
   Paid-in capital..........................................................          5,572              5,529
   Retained earnings........................................................         80,578             79,242
   Treasury stock, 1,354,712 and 1,224,661 shares, respectively, at cost....        (11,400)           (10,286)

       Total shareholders' equity...........................................         74,826             74,561

                                                                                 $   88,989          $  86,812



          The accompanying notes to consolidated financial statements are an integral part of these statements.


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                 (In thousands)
                                  (Unaudited)

                                                                            1997               1996

Cash Flows From Operating Activities
  Net income..........................................................   $   1,336          $      715
  Adjustments to reconcile net income to
    cash provided by operating activities
      Gain on sale of operating property, net.........................         (47)                (41)
      Depreciation and amortization...................................       2,212               1,678
      Provision for credit losses.....................................         403                 364
      Deferred tax provision..........................................         602                 136
      Net increase (decrease) from change in other
       working capital items affecting operating activities...........      (1,793)               (247)

                                                                             2,713               2,605

Cash Flows From Investing Activities
  Purchase of finance subsidiaries (Note 2)...........................          --             (11,979)
  Purchase of operating property......................................      (5,441)             (3,998)
  Origination of finance accounts receivable..........................     (63,229)            (53,556)
  Sale of finance accounts receivable.................................      41,263              20,885
  Collection of owned finance accounts receivable.....................      19,978              32,444
  Purchases of short-term investments.................................      (6,868)            (10,515)
  Maturities of short-term investments................................       9,829              27,298

                                                                            (4,468)                579

Cash Flows From Financing Activities
  Payments to acquire treasury stock..................................      (1,114)             (4,385)
  Borrowings (repayments) on credit agreements, net...................          --                 522
  Other...............................................................         (55)                135

                                                                            (1,169)             (3,728)

Net Increase (Decrease) in Cash and Temporary Cash Investments........      (2,924)               (544)

Cash and Temporary Cash Investments at beginning of period............       9,021               6,617


Cash and Temporary Cash Investments at end of period..................   $   6,097          $    6,073



Cash Paid During the Period for
  Interest............................................................   $      --          $      534
  Income Tax..........................................................   $      27          $       12

       The accompanying notes to consolidated financial statements are an integral part of these statements.


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                       Total
                                                                                                       Share
                                                   Common      Paid-In   Retained      Treasury        holders'
                                                   Stock       Capital   Earnings        Stock         Equity

Balance at December 31, 1995..................     $   76      $ 5,357    $  78,390     $ (3,543)     $ 80,280

Net income....................................         --           --          852           --           852

Issuance of shares under Incentive Stock Plan          --          172           --          (87)           85

Purchase of 797,341 shares of common stock....         --           --           --       (6,656)       (6,656)


Balance at December 31, 1996..................         76        5,529       79,242      (10,286)       74,561

Net income....................................         --           --        1,336           --         1,336

Issuance of shares under Incentive Stock Plan.         --           43           --           --            43

Purchase of 130,051 shares of common stock....         --           --           --       (1,114)       (1,114)


Balance at June 30, 1997 (unaudited)..........     $   76      $ 5,572    $  80,578     $(11,400)     $ 74,826









       The accompanying notes to consolidated financial statements are an integral part of these statements.


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). Pursuant to the approval of shareholders the Company changed its name from Anuhco, Inc. to TransFinancial Holdings, Inc. effective June 30, 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been examined or reviewed by independent public accountants. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in TransFinancial's Form 10-K/A-3, filed with the SEC on May 5, 1997, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included, or incorporated by reference, in the aforementioned report on Form 10-K/A-3.

2.    ACQUISITION OF PREMIUM FINANCE SUBSIDIARIES

  On March 29, 1996, TransFinancial completed the acquisition of all of the issued and outstanding stock of Universal Premium Acceptance Corporation and UPAC of California, Inc. (together referred to as "UPAC"). UPAC and Agency Premium Resource, Inc. ("APR"), the Company's other finance subsidiary, offer short-term collateralized financing of commercial and personal insurance premiums through approved insurance agencies throughout the United States. At March 31, 1996, UPAC had outstanding net finance receivables of approximately $30 million. This transaction was accounted for as a purchase. TransFinancial utilized a portion of its available cash and short-term investments to consummate the purchase at a price of approximately $12 million. The terms of the acquisition and the purchase price resulted from negotiations between TransFinancial and William H. Kopman, the former sole shareholder of UPAC. In connection with the purchase of UPAC, the Company has recorded goodwill of $6.6 million, which is being amortized on the straight-line basis over 25 years.

  In addition to the Stock Purchase Agreement by which TransFinancial acquired all of the UPAC stock, the Company entered into a consulting agreement with Mr. Kopman. Under the consulting agreement, Anuhco is entitled to consult with Mr. Kopman on industry developments as well as UPAC operations through December 31, 1998. In addition to retaining the services of Mr. Kopman under a consulting agreement, certain executive management personnel of UPAC were retained under multiyear employment agreements.

  The unaudited pro forma operating results of TransFinancial for the six months ended June 30, 1996, assuming the acquisition occurred as of the beginning of the period, were operating revenues of $54,794,000, net income of $700,000, and net income per share of $0.10. The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the period, or of results which may occur in the future.

3.    PROFIT SHARING

  In September 1988, the employees of Crouse Cartage Company ("Crouse"), a wholly owned subsidiary of TransFinancial, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is the later.
The accompanying consolidated balance sheets as of June 30, 1997 include an accrual for profit sharing costs of $1,047,000. The accompanying consolidated statements of income include profit sharing costs of $1,047,000 and $724,000 for the second quarter of 1997 and 1996, respectively, and $1,826,000 and $1,189,000 for the first six months of 1997 and 1996, respectively.

4.    FINANCING AGREEMENTS

  In December, 1996, TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $50,000,000. This agreement replaced a similar securitization agreement with another financial institution that was entered into in October, 1995 and UPAC's secured credit agreement, dated July, 1994.
The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $35.2 million at June 30, 1997. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to purchase previous securitized receivables under the prior agreement and to pay off the secured note payable under UPAC's secured credit agreement.

  The terms of the agreement require UPAC to maintain a minimum tangible net worth of $5 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum tangible net worth of $50 million. The Company was in compliance with all such provisions at June 30, 1997. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At June 30, 1997, approximately $4.9 million of owned finance receivables served as collateral under the default reserve provision.

  Effective January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," for transfers occurring after December 31, 1996. The adoption of SFAS No. 125 did not have a material impact on the net income of the Company.

  In September 1988, Crouse entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In September, 1996 the term of this agreement was extended to June 30, 1998. There was no outstanding balance on this revolving line of credit at June 30, 1997.

5.    SHAREHOLDERS' EQUITY

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 6,319,699 and 6,891,740 for the quarters ended June 30, 1997 and 1996, respectively, and 6,347,201 and 7,013,878 for the first six months of 1997 and 1996, respectively.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. During the second quarter and first six months of 1997, the Company repurchased an additional 105,051 shares and 130,051 shares of common stock, respectively, bringing the total shares repurchased to 1,344,492 shares, or 17.8% of outstanding shares before initiating the program, at a total cost of $11,314,000.

On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 1, 1997. The result of this transaction was the cancellation of approximately 107,000 shares of common stock held by holders of fewer than 100 shares at a market price of $8.89 per share.

6.    AFS NET ASSETS

  Under the provisions of a Joint Plan of Reorganization ("the Joint Plan"), AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims were allowed and cash was available, distributions to the creditors occurred. The Joint Plan also provided for distributions to TransFinancial as unsecured creditor distributions occurred in excess of 50% of allowed claims. TransFinancial also will receive the full benefit of any remaining assets of AFS through its ownership of AFS stock, after unsecured creditors received distributions, including interest, equivalent to 130% of their claims.

  AFS has made the full payment of all its resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $9.8 million. The primary assets include approximately $6.6 million in cash and investments. There are no material claims outstanding as of June 30, 1997. The remaining AFS assets are recorded at their estimated net realizable value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            RESULTS OF OPERATIONS

Second quarter and six months ended June 30, 1997 compared to the second quarter and six months ended June 30, 1996


  With the acquisition of APR on May 31, 1995, and UPAC on March 29, 1996, TransFinancial now operates in two distinct industries; transportation, through its subsidiary, Crouse; and financial services, through its subsidiaries, APR and UPAC.

TRANSPORTATION

Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                   Qtr. 2 1997  Six Months 1997
                                                      vs.            vs.
                                                   Qtr. 2 1996  Six Months 1996

Increase (decrease) from:
  Increase in LTL tonnage........................     $3,063         $7,284
  Increase in LTL revenue per hundredweight......        968          1,233
  Increase in truckload revenues.................        441            811

      Net increase...............................     $4,472         $9,328



  Less-than-truckload ("LTL") operating revenues rose by 18.5% and 20.4% for the second quarter and first six months of 1997, respectively, as compared to the same periods in 1996. Crouse achieved increases of 14.1% and 17.4% in LTL tons for the second quarter and first six months of 1997, respectively, compared to 1996. Crouse's LTL revenue yield improved approximately 3.9% and 2.5%, respectively, from the second quarter and first six months of 1996 to the same periods of 1997. These improvements were the result of a general rate increase placed in effect January 1, 1997, negotiated rate increases on certain shipping contracts and fuel surcharges to pass-through to customers the continuing high cost of diesel fuel.

  Truckload operating revenues were more than 9% higher in the periods of 1997, on approximately 10% more shipments, offset by slight declines in revenue per shipment.

Operating Expense - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:



                                                                        Percent of Operating Revenue

                                                                  Second Quarter               Six Months

                                                                 1997         1996         1997         1996

Salaries, wages and employee  benefits...................        56.8%        55.7%        56.7%        55.7%
Operating supplies and expenses..........................        12.1%        12.9%        12.6%        13.1%
Operating taxes and licenses.............................         2.7%         2.7%         2.8%         2.9%
Insurance and claims.....................................         1.9%         2.1%         1.9%         2.0%
Depreciation.............................................         3.0%         2.6%         3.0%         2.6%
Purchased transportation.................................        20.0%        21.2%        19.9%        21.3%

    Total operating expenses.............................        96.5%        97.2%        96.9%        97.6%



  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, improved for the second quarter and first six months of 1997 as compared to 1996. An increase in the proportion of LTL tons and revenues of total tons and revenues resulted in the increases in salaries, wages and employee benefits and depreciation and the decrease in purchased transportation as a percent of revenues. The improvement in the 1997 operating ratios was the result of spreading the fixed component of the Company's operating expenses over increased operating revenues.

FINANCIAL SERVICES

  In the second quarter and first six months of 1997, APR and UPAC financed $32.4 million and $63.4 million, respectively, in insurance premiums at an average annual yield of 14.5%. These operations generated net operating income of $288,000 and $662,000, on net finance charges, fees and other income earned of $2.1 million and $4.3 million for the second quarter and first six months of 1997, respectively. These results compare to second quarter and first six months of 1996 financings of $35.9 million and $50.1 million at average annual yields of 14.6% and 14.2%, respectively, which produced operating income of $91,000 and $87,000 on net finance charges, fees and other income earned of $2.1 million and $3.0 million for the second quarter and first six months of 1996, respectively. The increases in premium financed, net finance charges, fees and other income are primarily the result of the Company's acquisition of UPAC effective March 29, 1996, operating income was positively impacted by the integration of the administrative operations of UPAC and APR. Also, contributing to the increased operating income was the impact of the Company's new securitization agreement and the increase in receivables sold through that agreement by the inclusion of UPAC receivables. See Note 4 - Financing Agreements in the Notes to Consolidated Financial Statements.

OTHER

  Primarily as a result of its utilization of cash and short-term investments for the acquisition of UPAC and the stock repurchase program since the first quarter of 1996, TransFinancial recorded a substantial decrease in interest income for the periods ended June 30, 1997, from the corresponding period of 1996. TransFinancial's effective tax rate increased for the second quarter and first six months of 1997, to 45% from 43% for the same periods of 1996.

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

Financial Services

  Certain specific factors which may affect the Company's financial services operation include: the performance of financial markets and interest rates; the performance of the insurance industry; increasing competition from other premium finance companies and insurance carriers for finance business in the Company's key operating states; the successful acquisition and integration of additional premium finance operations or receivables portfolios; and, the inability to obtain continued financing at a competitive cost of funds.

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

                             FINANCIAL CONDITION

  The Company's financial condition remained strong at June 30, 1997 with more than $13 million in cash and investments at the TransFinancial level, as well as approximately $6.6 million in cash and investments held in the discontinued operation. In addition, during the first six months of 1997, the Company has purchased $5.5 million of operating property and equipment, without incurring any significant long term indebtedness.

  A substantial portion of the capital required for UPAC's and APR's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement, which matures December 31, 1999, currently provides for the sale of a maximum of $50 million of eligible receivables. As of June 30, 1997, $35.2 million of such receivables had been securitized.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996 the Company completed this program and expanded the program to include an additional 10% of its then outstanding shares. During the first six months of 1997, the Company repurchased 130,051 shares of common stock bringing the total shares repurchased to 1,344,492, or 17.8% of outstanding shares before initiating the program, at a total cost of $11,314,000. This program is being funded from available cash and investments.

On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 1, 1997. The result of this transaction was the cancellation of about 107,000 shares of common stock held by holders of fewer than 100 shares at a market price of $8.89 per share.

Effective July 31, 1997, the Company entered into a subscription agreement with a start-up venture, pursuant to which TransFinancial committed to a $2.9 million capital contribution over two years in exchange for the exclusive lease and/or sale rights to equipment produced by, and a controlling interest in, the venture. The venture owns patent and other rights relating to a particle reduction process. The venture intends to market equipment utilizing this process to companies which require sub-micron materials in their manufacturing processes. The Company does not believe this operation will have a material impact on its consolidated results of operations or financial position during 1997.


                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2    Changes in Securities None


Item 3.   Defaults Upon Senior Securities None


Item 4.   Submission of Matters to vote of Security Holders


  (a)  Annual Meeting of Shareholders was held on June 26, 1997.

     (b) The nominees for the board of directors previously reported to the Commission in the Company's Proxy Statement were elected.

  (c) The matters voted upon at the Annual Meeting were as follows:

      (1) The amendment of Article FOURTH of the Certificate of Incorporation to effect a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split was approved with 4,477,214 shares voting for, 104,538 shares voting against, 32,077 shares abstaining and 43,075 shares delivered by brokers not voted.

      (2) The amendment of Article FIRST of the Certificate of Incorporation changing the name of the Corporation to TransFinancial Holdings, Inc. was approved with 4,492,009 shares voting for, 141,895 shares voting against and 23,000 shares abstaining.

      (3) All seven nominees for director were elected as follows:
                                                     Shares Voted

          Nominees                                For         Withheld

          William D. Cox                        4,586,239     70,665
          Lawrence D. ("Larry") Crouse          4,587,914     68,990
          J. Richard Devlin                     4,586,721     70,183
          Harold C. Hill, Jr.                   4,587,297     69,607
          Roy R. Laborde                        4,617,033     39,871
          Timothy P. O'Neil                     4,567,771     89,133
          Eleanor Brantley Schwartz             4,619,412     37,492

      (4) The selection of Coopers & Lybrand L.L.P. as independent public accountants was ratified with 4,614,239 shares voting for 19,821 shares voting against, and 22,844 shares abstaining.


Item 5.  Other Information


    Effective July 31, 1997, the Company entered into a subscription agreement with a start-up venture, pursuant to which TransFinancial committed to a $2.9 million capital contribution over two years in exchange for the exclusive lease and/or sale rights to equipment produced by, and a controlling interest in, the venture. The venture owns patent and other rights relating to a particle reduction process. The venture intends to market equipment utilizing this process to companies which require sub-micron materials in their manufacturing processes. The Company does not believe this operation will have a material impact on its consolidated results of operations or financial position during 1997.

Item 6. Exhibits and Reports on Form 8-K


     (a)       Exhibits

     3(a)* 1997 Amended and Restated Certificate of Incorporation of the Registrant.

     4* Specimen Certificate of the Common Stock, $.01 par value, of the Registrant.

     19(a)* Report to Shareholders for the Second Quarter, 1997, dated July 25, 1997.

     27*       Financial Data Schedule.

               * Filed herewith.

     (b)       Reports on Form 8-K None



                              (SIGNATURE)


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 TransFinancial Holdings, Inc.

                                                      Registrant



                                          By:   /s/Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer



                                          By:   /s/Mark A. Foltz

                                                  Mark A. Foltz
                                                  Vice President, Finance and
                                                  Secretary


Date:  August 5, 1997

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit



3(a)  1997 Amended and Restated Certificate of Incorporation of the Registrant.

4 Specimen Certificate of the Common Stock, $.01 par value, of the Registrant.

19(a) Report to Shareholders for the Second Quarter, 1997, dated July 25, 1997.

27    Financial Data Schedule.