Form 10-Q
period 1997-09-30
TRANSFINANCIAL HOLDINGS INC
filed 1997-11-12
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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

      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                    Identification No.)

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

               Class                           Outstanding at November 7, 1997

      Common stock, $0.01 par value                   6,042,587 Shares




PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements






                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                   1997                1996


Operating Revenues..........................................................    $   35,208           $ 30,041

Operating Expenses..........................................................        34,342             29,332

Operating Income............................................................           866                709

Nonoperating Income (Expense)
   Interest income..........................................................           148                278
   Other....................................................................            33                 19

       Total nonoperating income (expense)..................................           181                297

Income Before Income Taxes..................................................         1,047              1,006
Income Tax Provision........................................................           478                501

Net Income..................................................................    $      569           $    505


Average Common Shares Outstanding (Note 5)..................................         6,111              6,609


Net Income Per Share........................................................    $     0.09           $   0.08






          The accompanying notes to consolidated financial statements are an integral
                               part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                   1997                1996


Operating Revenues..........................................................    $   99,372           $ 83,604

Operating Expenses..........................................................        96,507             82,275

Operating Income............................................................         2,865              1,329

Nonoperating Income (Expense)
   Interest income..........................................................           538                886
   Other....................................................................            73                 45

       Total nonoperating income (expense)..................................           611                931

Income Before Income Taxes..................................................         3,476              2,260
Income Tax Provision........................................................         1,571              1,040

Net Income..................................................................    $    1,905           $  1,220


Average Common Shares Outstanding (Note 5)..................................         6,268              6,878


Net Income Per Share........................................................    $     0.30           $   0.18






          The accompanying notes to consolidated financial statements are an integral
                               part of these statements.

              TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   1997              1996

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and temporary cash investments......................................     $    5,283          $   9,021
   Short-term investments...................................................          3,252              9,957
   Freight accounts receivable, less allowance
       for doubtful accounts of $444 and $419, respectively.................         12,540              9,233
   Finance accounts receivable, less allowance
       for doubtful accounts of $514 and $769, respectively.................         16,157             14,554
   Current deferred tax assets..............................................             --                618
   Other current assets.....................................................          2,587              1,965
   AFS net assets (Note 6)..................................................          8,194              7,570

       Total current assets.................................................         48,013             52,918

Operating Property, at Cost:
   Revenue equipment........................................................         29,766             24,373
   Land.....................................................................          3,585              3,489
   Structures and improvements..............................................         10,420             10,087
   Other operating property.................................................          8,845              5,328

                                                                                     52,616             43,277
       Less accumulated depreciation........................................        (21,982)           (19,887)

           Net operating property...........................................         30,634             23,390

Intangibles, net of accumulated amortization................................          9,446              9,497
Other Assets................................................................            401              1,007

                                                                                 $   88,494          $  86,812


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.........................................................     $    2,749          $   2,980
   Accrued payroll and fringes..............................................          7,218              5,533
   Claims and insurance accruals............................................            209                246
   Accrued and current deferred income taxes................................            191                 --
   Other accrued expenses...................................................          1,893              2,289

       Total current liabilities............................................         12,260             11,048

Deferred Income Taxes.......................................................          2,179              1,203
Other Non-Current Liabilities and Minority Interest.........................            469                 --
Shareholders' Equity (Note 5)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,508,022 and 7,605,570 shares, respectively..................             75                 76
   Paid-in capital..........................................................          4,625              5,529
   Retained earnings........................................................         81,147             79,242
   Treasury stock, 1,448,735 and 1,224,661 shares, respectively, at cost....        (12,261)           (10,286)

       Total shareholders' equity...........................................         73,586             74,561

                                                                                 $   88,494          $  86,812



          The accompanying notes to consolidated financial statements are an integral part of these statements.


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (In thousands)
                                  (Unaudited)

                                                                            1997               1996

Cash Flows From Operating Activities
  Net income..........................................................   $   1,905          $    1,220
  Adjustments to reconcile net income to
    cash provided by operating activities
      Gain on sale of operating property, net.........................         (55)                (64)
      Depreciation and amortization...................................       3,404               2,616
      Provision for credit losses.....................................         722                 611
      Deferred tax provision..........................................       1,697                 697
      Net increase (decrease) from change in other
       working capital items affecting operating activities...........      (3,997)               (644)

                                                                             3,676               4,436

Cash Flows From Investing Activities
  Purchase of finance subsidiaries (Note 2)...........................          --             (11,979)
  Purchase of operating property......................................      (8,792)             (6,370)
  Origination of finance accounts receivable..........................     (95,626)            (88,206)
  Sale of finance accounts receivable.................................      62,871              30,140
  Collection of owned finance accounts receivable.....................      30,520              59,711
  Purchases of short-term investments.................................     (10,411)            (17,454)
  Maturities of short-term investments................................      17,116              39,628
  Other...............................................................        (743)               (351)

                                                                            (5,065)              5,119

Cash Flows From Financing Activities
  Payments to acquire treasury stock..................................      (1,973)             (4,982)
  Payments for fractional shares from reverse stock split.............        (427)                 --
  Borrowings (repayments) on credit agreements, net...................           8                (335)
  Other...............................................................          43                  70

                                                                            (2,349)             (5,247)

Net Increase (Decrease) in Cash and Temporary Cash Investments........      (3,738)              4,308

Cash and Temporary Cash Investments at beginning of period............       9,021               6,617


Cash and Temporary Cash Investments at end of period..................   $   5,283          $   10,925



Cash Paid During the Period for
  Interest............................................................   $      --          $      854
  Income Tax..........................................................   $      35          $       92

       The accompanying notes to consolidated financial statements are an integral part of these statements.




                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)

                                                                                                       Total
                                                                                                       Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings       Stock         Equity

Balance at December 31, 1995..................     $   76      $ 5,357    $  78,390     $ (3,543)     $ 80,280

Net income....................................         --           --          852           --           852

Issuance of shares under Incentive Stock Plan.         --          172           --          (87)           85

Purchase of 797,341 shares of common stock....         --           --           --       (6,656)       (6,656)


Balance at December 31, 1996..................         76        5,529       79,242      (10,286)       74,561

Net income....................................         --           --        1,905           --         1,905

Fractional shares cancelled in reverse stock
  split.......................................         (1)        (949)          --           --          (950)

Issuance of shares under Incentive Stock Plan.         --           45           --           (2)           43

Purchase of 223,899 shares of common stock....         --           --           --       (1,973)       (1,973)


Balance at September 30, 1997 (unaudited).....     $   75      $ 4,625    $  81,147     $(12,261)     $ 73,586









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

  In addition to the Stock Purchase Agreement by which TransFinancial acquired all of the UPAC stock, the Company entered into a consulting agreement with Mr. Kopman. Under the consulting agreement, TransFinancial is entitled to consult with Mr. Kopman on industry developments as well as UPAC operations through December 31, 1998. In addition to retaining the services of Mr. Kopman under a consulting agreement, certain executive management personnel of UPAC were retained under multiyear employment agreements.

  The unaudited pro forma operating results of TransFinancial for the nine months ended September 30, 1996, assuming the acquisition occurred as of the beginning of the period, were operating revenues of $84,837,000, net income of $1,205,000, and net income per share of $0.18. The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the period, or of results which may occur in the future.

3.    PROFIT SHARING

  In September 1988, the employees of Crouse Cartage Company ("Crouse"), a wholly owned subsidiary of TransFinancial, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement of the Collective Bargaining Agreement is reached between the parties, whichever is later. The accompanying consolidated balance sheets as of September 30, 1997 include an accrual for profit sharing costs of $986,000. The accompanying consolidated statements of income include profit sharing costs of $986,000 and $953,000 for the third quarter of 1997 and 1996, and $2,812,000 and $2,142,000 for the first nine months of 1997 and 1996.

4.    FINANCING AGREEMENTS

  In December, 1996, TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $50,000,000. This agreement replaced a similar securitization agreement with another financial institution that was entered into in October, 1995 and UPAC's secured credit agreement, dated July, 1994.
The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $34.8 million at September 30, 1997. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to purchase previous securitized receivables under the prior agreement and to pay off the secured note payable under UPAC's secured credit agreement.

  The terms of the agreement require UPAC to maintain a minimum tangible net worth of $5 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $50 million. The Company was in compliance with all such provisions at September 30, 1997. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At September 30, 1997, approximately $5.5 million of owned finance receivables served as collateral under the default reserve provision.

  Effective January 1, 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," for transfers occurring after December 31, 1996. The adoption of SFAS No. 125 did not have a material impact on the net income of the Company.

  In September 1988, Crouse entered into a multi-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. In September, 1996 the term of this agreement was extended to June 30, 1998. There was no outstanding balance on this revolving line of credit at September 30, 1997.

5.    SHAREHOLDERS' EQUITY

  Income per share is based on the average number of common shares outstanding during each period. The average number of common shares so computed was 6,110,841 and 6,609,287 for the quarters ended September 30, 1997 and 1996, and 6,267,549 and 6,877,995 for the first nine months of 1997 and 1996.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. During the third quarter and first nine months of 1997, the Company repurchased an additional 93,848 shares and 223,899 shares of common stock, bringing the total shares repurchased to 1,438,340 shares, or 19.0% of outstanding shares before initiating the program, at a total cost of $12,173,000.

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

  AFS has made full payment of all its resolved claims and liabilities. The remaining AFS net assets are estimated to have net realizable value of $8.2 million. The primary assets include approximately $6.7 million in cash and investments. There are no material claims outstanding as of September 30, 1997. The remaining AFS assets are recorded at their estimated net realizable value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            RESULTS OF OPERATIONS

Third quarter and nine months ended September 30, 1997 compared to the third quarter and nine months ended September 30, 1996


  With the acquisition of APR on May 31, 1995, and UPAC on March 29, 1996, TransFinancial now operates in two distinct industries; transportation, through its subsidiary, Crouse; and financial services, through its subsidiaries, APR and UPAC.

TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                    Qtr. 3 1997 Nine Months 1997
                                                        vs.          vs.
                                                    Qtr. 3 1996 Nine Months 1996

Increase (decrease) from:
  Increase in LTL tonnage........................     $3,485        $10,725
  Increase in LTL revenue per hundredweight......      1,623          3,100
  Increase in truckload revenues.................        245            856

      Net increase...............................     $5,353        $14,681



  Less-than-truckload ("LTL") operating revenues rose by 22.1% and 18.7% for the third quarter and first nine months of 1997, as compared to the same periods in 1996. Crouse achieved increases of 15.0% and 16.6% in LTL tons for the third quarter and first nine months of 1997, compared to 1996. Third quarter LTL revenues, tons and shipments were increased during the recent Teamster strike against UPS as Crouse met customers' needs for small parcel shipments. Crouse's LTL revenue yield improved approximately 7.0% and 4.8%, from the third quarter and first nine months of 1996 to the same periods of 1997. The third quarter improvement in revenue yield was impacted substantially by the additional volume of small parcel shipments handled. These improvements were also the result of a general rate increase placed in effect January 1, 1997, negotiated rate increases on certain shipping contracts and fuel surcharges to pass-through to customers the continuing high cost of diesel fuel.

  Truckload operating revenues were more than 5.2% and 6.3% higher in the third quarter and nine months of 1997, on approximately 9% more shipments, offset by slight declines in revenue per shipment.


Operating Expense - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                                        Percent of Operating Revenue

                                                                  Third Quarter               Nine Months

                                                                 1997         1996         1997         1996

Salaries, wages and employee  benefits...................        57.0%        56.2%        56.8%        55.9%
Operating supplies and expenses..........................        11.9%        12.1%        12.3%        12.8%
Operating taxes and licenses.............................         2.5%         2.6%         2.7%         2.8%
Insurance and claims.....................................         2.4%         2.0%         2.1%         2.0%
Depreciation.............................................         2.9%         2.5%         3.0%         2.5%
Purchased transportation.................................        20.3%        21.1%        20.0%        21.2%

    Total operating expenses.............................        97.0%        96.5%        96.9%        97.2%



  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, for the third quarter of 1997, was adversely impacted in three areas. Crouse incurred unusually high insurance and claims costs on accidents and cargo damage in the quarter. Crouse operating and administrative personnel devoted significant man-hours, primarily on an overtime basis, in training and preparing for the transition to the Crouse's new computer system. The transition to the new system is expected to be complete by year-end. Lastly, Crouse incurred incrementally greater variable costs due to the different handling characteristics of the small parcel shipments (UPS strike impact) as compared to the freight Crouse typically handles.

  In spite of the above factors, Crouse's operating ratio improved for the first nine months of 1997 as compared to 1996. An increase in the proportion of LTL tons and revenues of total tons and revenues resulted in the increases in salaries, wages and employee benefits and depreciation and the decrease in purchased transportation as a percent of revenues. The improvement in the year-to-date 1997 operating ratio is the result of spreading the fixed component of the Company's operating expenses over increased operating revenues.

FINANCIAL SERVICES


  In the third quarter and first nine months of 1997, APR and UPAC financed $31.4 million and $94.8 million, respectively, in insurance premiums at average annual yields of 14.1% and 14.4%. These operations generated net operating income of $208,000 and $869,000, on net finance charges, fees and other income earned of $1.9 million and $6.2 million for the third quarter and first nine months of 1997. These results compare to third quarter and first nine months of 1996 financings of $32.3 million and $82.4 million at average annual yields of 14.9% and 14.5%, which produced an operating loss of $14,000 and operating income of $73,000 on net finance charges, fees and other income earned of $2.1 million and $5.1 million for the third quarter and first nine months of 1996, respectively. The increases in premium financed, net finance charges, fees and other income are primarily the result of the Company's acquisition of UPAC effective March 29, 1996, operating income was positively impacted by the integration of the administrative operations of UPAC and APR. Also, contributing to the increased operating income was the impact of the Company's new securitization agreement and an increase in gain recognized on receivables sold through that agreement by the inclusion of UPAC receivables. See Note 4 - Financing Agreements in the Notes to Consolidated Financial Statements. UPAC's operating income for the third quarter of 1997 was adversely impacted by a high level of provision for credit losses in the quarter.

OTHER


  Primarily as a result of its utilization of cash and short-term investments for the acquisition of UPAC and the stock repurchase program since the first quarter of 1996, TransFinancial recorded a substantial decrease in interest income for the periods ended September 30, 1997, from the corresponding period of 1996. TransFinancial's effective tax rate decreased for the third quarter and first nine months of 1997, to 45% from 50% and 46% for the same periods of 1996.

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

New Venture


  As described below under the caption "Financial Condition," the Company has acquired an equity interest in a start-up venture formed to develop, lease and/or sell equipment utilizing a new technology for particle reduction. This venture and technology are subject to risks and uncertainties in addition to those generally applicable to the Company's operations described herein. These additional risks and uncertainties include the efficacy and commercial viability of the new technology, the ability of the venture to market the new technology, the acceptance of such technology in the marketplace, the general tendency of large corporations to be slow to change from known technology to emerging new technology, the venture's reliance on third parties to manufacture the equipment utilizing the technology, the ability of the venture to protect its proprietary information in the new technology and potential future competition from third parties developing equivalent or superior technology. As result of these and other risks and uncertainties, the future results of operations of the venture are difficult to predict, and such results may be materially better or worse than expected or projected.

General Factors


  Certain general factors which could affect any or all of the Company's operations include: changes in general business and economic conditions; changes in governmental regulation, and; tax changes. Expansion of these businesses into new states or markets is substantially dependent on obtaining sufficient business volumes from existing and new customers in these new markets at compensatory rates.

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


                             FINANCIAL CONDITION

  The Company's financial condition remained strong at September 30, 1997 with more than $8.5 million in cash and investments at the TransFinancial level, as well as approximately $6.7 million in cash and investments held in the discontinued operation. In addition, during the first nine months of 1997, the Company has purchased $8.8 million of operating property and equipment, without incurring any significant long term indebtedness. Crouse has additional commitments to purchase operating property and equipment at a cost of approximately $5 million for delivery through first quarter 1998. These purchases are expected to be funded from operating cash flows and available cash and investments.

  A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement, which matures December 31, 1999, currently provides for the sale of a maximum of $50 million of eligible receivables. As of September 30, 1997, $34.8 million of such receivables had been securitized.

  On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996 the Company completed this program and expanded the program to include an additional 10% of its then outstanding shares. During the first nine months of 1997, the Company repurchased 223,899 shares of common stock bringing the total shares repurchased to 1,438,340, or 19.0% of outstanding shares before initiating the program, at a total cost of $12,173,000. This program is being funded from available cash and investments.

  On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 1, 1997. The result of this transaction was the cancellation of about 107,000 shares of common stock held by holders of fewer than 100 shares at a market price of $8.89 per share.

  Effective July 31, 1997, the Company entered into a subscription agreement with a start-up venture, pursuant to which TransFinancial committed to a $2.9 million capital contribution over two years in exchange for the exclusive lease and/or sale rights to equipment produced by, and a controlling interest in, the venture. The venture owns rights to a proprietary, new technology for particle reduction. The venture intends to market equipment utilizing this technology to companies which would benefit from the use of sub-micron materials in their manufacturing processes. Capital contributions through September 30, 1997 total approximately $500,000. The initial phase of this venture will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to incur initial operating losses during the remainder of 1997, and in 1998, which may be significant in relation to its consolidated results of operations.*

*This is a forward-looking statement which involves risks and uncertainties that are detailed under the caption "Forward-Looking Statements".

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.   Changes in Securities -- None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to vote of Security Holders - None

Item 5.   Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     (a)       Exhibits

     3(b)*     Restated By-Laws of the Registrant

     19(a)*    Report to Shareholders for the Third Quarter, 1997, dated
                November 12, 1997.

     27*       Financial Data Schedule.

           * Filed herewith.

     (b)     Reports on Form 8-K -- None



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


                                                 TransFinancial Holdings, Inc.

                                                      Registrant



                                          By:     /s/Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer



                                          By:     /s/ Mark A. Foltz

                                                  Mark A. Foltz
                                                  Vice President, Finance and
                                                  Secretary


Date:  November 12, 1997

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit

3(b)    Restated By-Laws of the Registrant.

19(a)   Report to Shareholders for the Third Quarter, 1997, dated November 12,
               1997.

27      Financial Data Schedule.