Form 10-K
period 1997-12-31
TRANSFINANCIAL HOLDINGS INC
filed 1998-03-30
CIK 719271

FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1997

                        Commission File Number - 0-12321

                         TRANSFINANCIAL HOLDINGS, INC.

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

TransFinancial Holdings, Inc. Common Stock,           American Stock Exchange
     par value $0.01 per share,

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x   No   .


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of TransFinancial Holdings, Inc. as of March 13, 1998, was $52,065,558 based on the last sale price on the American Stock Exchange on that date.

The number of outstanding shares of the registrant's common stock as of March 13, 1998 was 6,030,937 shares.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, items 10, 11, 12 and 13 of this Report are incorporated by reference from the registrant's definitive proxy statement for the 1998 annual meeting of shareholders.


                           FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements contained herein which are marked with an asterisk. These statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. See

Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements" for additional information and factors to be considered concerning forward-looking statements.


                                     PART I


ITEM 1.  BUSINESS.

     TransFinancial Holdings, Inc., formerly known as Anuhco, Inc.("TFH" or the "Company"), is headquartered in Lenexa, Kansas, and is a Delaware holding company formed in April, 1976. TFH operates primarily in two industry segments; transportation, through its subsidiary Crouse Cartage Company ("Crouse") and financial services, through Universal Premium Acceptance Corporation and UPAC of California, Inc. (together "UPAC"). Crouse was acquired by TFH as of September 1, 1991. UPAC was acquired on March 29, 1996 and merged operations with Agency Premium Resource, Inc. ("APR") which was acquired May 31, 1995. In addition to its transportation and financial services subsidiaries, TFH owns a controlling equity interest in Presis, L.L.C. ("Presis"), a start-up venture which owns rights to a proprietary new technology for particle reduction. TFH acquired its interest in Presis effective July 31, 1997. Financial information about the Company's operating industry segments is presented in Note 1 to the Consolidated Financial Statements.


                                      TRANSPORTATION

     Crouse, headquartered in Carroll Iowa, is a regional motor common carrier of general commodities in less-than-truckload ("LTL") quantities with a 15 state service area in the north central and midwest portion of the United States. Crouse also offers motor common carrier service for truckload quantities of general and perishable commodities throughout the 48 contiguous United States. LTL Shipments are defined as shipments weighing less than 10,000 pounds.

     LTL companies are referred to as regional, inter-regional or national motor carriers, based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as inter-regional carriers. National carriers generally operate coast-to-coast and have average lengths of haul that exceed 1,000 miles.

     In the motor carrier business, revenue is a function of volume and pricing and is frequently described in relations to weight. The Company tracks revenue per hundredweight (pounds divided by 100) as a measure of pricing or rate trends. In addition to pricing, the average revenue per hundredweight is also a function of the weight per shipment, length of haul and commodity mix.

     LTL carriers can improve profitability by increasing lane and terminal density. Increased lane density lowers unit operating costs. Increased terminal density, by increasing the amount of freight handled at a given terminal location, improves utilization of fixed assets.

      LTL shipments must be handled rapidly and carefully in several coordinated stages. Shipments are first picked up from customers by local drivers operating from the Crouse network of 66 service locations, each of which services a particular territory. The freight is then transported to a terminal, loaded into intercity trailers, carried by linehaul drivers to the terminal which services the delivery area, transferred to trucks or trailers and then delivered to the consignee by local drivers. Much of Crouse's LTL freight is handled and/or transferred through one of three centrally located "break bulk" terminals between the origin and destination service areas. LTL operations require substantial equipment capabilities and an extensive network of terminal facilities. Accordingly, LTL operations, compared to truckload shipments and operations, command higher rates per hundredweight shipped and have tended historically to be less vulnerable to competition from other forms of transportation such as railroads. 'Crouse's concentrated and efficient operations typically allow it to provide next day service (delivery on the day after pickup) for much of the LTL freight it handles.

     The following table sets forth certain financial and operating data with respect to Crouse:

                                                      1997(3)        1996(3)        1995           1994          1993

Revenue (000's)..................................    $    126,062     $107,502      $95,152       $95,772       $76,888
Operating Income (000's).........................           3,136        2,915        3,970         6,017         3,419
Operating Ratio (Note 1).........................           97.5%        97.3%        95.8%         93.7%         95.6%
Number of shipments (000's) -
    Less-than-truckload..........................           1,076          952          742           744           620
    Truckload     ...............................              31           27           32            33            28
Revenue per hundredweight -
    Less-than-truckload..........................           $9.25        $8.84        $9.25         $9.38         $9.19
    Truckload     ...............................            2.09         2.04         2.30          2.19          2.06
Tonnage (000's) -
    Less-than-truckload..........................             570          503          402           398           321
    Truckload     ...............................             495          461          451           479           433
Intercity miles operated (000's).................          51,952       44,523       39,424        36,720        32,139
At year end, number of -
     Terminals (Note 2)..........................              66           55           54            53            48
     Tractors and trucks.........................             631          585          527           504           483
     Trailers     ...............................           1,417        1,194        1,004           948           869
     Employees    ...............................           1,287        1,113          945           965           806



Notes:

(1)  Operating ratio is the percent of operating expenses to operating revenue.
(2)  Includes owned, leased, agent and other operating locations.
(3)  Effective in 1996 the Company prospectively changed its classification of certain shipments, related tonnage and revenues between less-than-truckload and truckload which affects the comparability of this data with 1993 through 1995 information.


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

                              INSURANCE AND SAFETY

      Crouse is self-insured for the first $100,000 of losses per occurrence with respect to public liability, property damage, workers' compensation, cargo loss or damage, fire, general liability and other risks. In addition, Crouse maintains excess liability coverage for risks over and above the self-insured retention limits. In the opinion of management, all claims pending against Crouse, are adequately reserved under Crouse's self-insurance program, or are fully covered by outside insurance.

      Because most risks are largely self-insured, Crouse's insurance costs are primarily a function of the success of its safety programs and less subject to increases in insurance premiums. Crouse conducts a comprehensive safety program to meet its specific needs. Crouse's drivers have good driving records and have won individual Iowa State Truck Driving Championships 17 times in the past 19 years.

                                  COMPETITION

      The motor carrier industry is highly competitive and fragmented. Crouse competes on the basis of both price and service with other regional LTL motor common carriers and, to a lesser degree, with contract and private carriage. Such competition has resulted in a proliferation of discount programs among competing carriers. Crouse negotiates rate discounts on an account by account basis, taking into consideration the cost of services relative to the net revenue to be obtained, the competing carriers and the need for freight in specific traffic lanes. For freight moving over greater distances, Crouse must compete with national and large inter-regional carriers and, to a lesser extent, with truckload carriers, railroads and overnight delivery companies.

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

      The trucking industry remains subject to the possibility of regulatory and legislative changes that can influence operating practices and the demands for and the costs of providing services to shippers.

      Interstate motor carrier operations are subject to safety requirements prescribed by DOT, while such matters as the weight and dimensions of equipment are also subject to Federal and state regulations. Effective April 1, 1992, truck drivers were required to be commercial vehicle licensed in compliance with the DOT, and legislation subjects them to strict drug testing standards. These requirements increase the safety standards for conducting operations, but add administrative costs and have affected the availability of qualified, safety conscious drivers throughout the trucking industry.

      Crouse is subject to state public utilities commissions and similar state regulatory agencies with respect to safety and financial responsibility in its intrastate operations. Crouse is also subject to safety regulations of the states in which it operates, as well as regulations governing the weight and dimensions of equipment.

      Crouse's operations are also subject to various federal, state and local environmental laws and regulations governing the transportation, storage, presence, use, disposal and handling of hazardous materials and the maintenance of underground fuel storage tanks. Management does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's financial condition or results of operations.* In the event that the Company should fail to comply with applicable laws and regulations, the Company could be subject to substantial liability. For a discussion of facilities used by Crouse which maintain underground fuel storage tanks, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

                                   EMPLOYEES

      At December 31, 1997, Crouse employed 1,287 persons, of whom 1,030 were drivers, mechanics, dockworkers or terminal office clerks. The remainder were engaged in managerial, sales and administrative functions. In the opinion of its management, Crouse has a good working relationship with its employees.

      Approximately 80% of Crouse employees, including primarily drivers, dockworkers and mechanics, are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union") or other local unions. Crouse and the Teamsters Union are parties to the National Master Freight Agreement ("NMFA") which expires on March 31, 1998. There can be no assurance that Crouse will be able to negotiate a new contract with the Teamsters Union, or that work stoppages will not occur, or that the terms of any such contract, including the profit sharing program discussed below, will not be substantially less favorable than those of the existing contract, any of which could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

      As an employer signatory to the agreement, Crouse must contribute to certain pension plans established for the benefit of employees belonging to the Teamsters Union. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group may be jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by the Company from the multiemployer plans). Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material.

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

                               FINANCIAL SERVICES

      UPAC, headquartered in Lenexa, Kansas, is engaged primarily in the business of financing the payment of insurance premiums. The operations of APR and UPAC were combined effective December 31, 1996. UPAC offers financing of insurance premiums primarily to commercial purchasers of property and casualty insurance who wish to pay their insurance premiums on an installment basis. Whereas many insurance carriers require advance payment of a full year's premium, UPAC allows the insured to spread the payment of the insurance premium over time.

      UPAC finances insurance premiums without assuming the risk of claims loss borne by insurance carriers. When insureds buy an insurance policy from an independent insurance agent or broker who offers financing through UPAC, the insureds generally pay a down payment of 15% to 25% of the total premium and sign a premium finance agreement for the balance, which is generally payable in installments over nine months. Under the terms of UPAC's standard form of financing contract, UPAC is given the power to cancel the insurance policies if there is a default in the payment on the finance contracts and to collect the unearned portion of the premiums from the insurance carrier. The down payments are set at a level designed, in the event of cancellation of a policy, such that the return premiums from the insurance carriers are expected to be sufficient to cover the loan balances plus interest and other charges due to UPAC.

      UPAC currently does business with more than 2,400 insurance agencies or brokers, the largest of which referred approximately 3% of the total premiums financed by UPAC in 1997. The following table sets forth certain financial and operating data with respect to UPAC since the entry into this segment by TFH in May 1995:

                                                 1997      1996     1995

            Premiums financed (000's)          $122,981 $ 120,355 $37,852
            Number of premium finance contracts  48,818    46,968   7,214
            Average amount of contracts        $  2,519 $   2,562 $ 5,247


      UPAC had 55 employees at December 31, 1997.



                                   REGULATION

      UPAC's operations are governed by state statutes, and regulations promulgated thereunder, which provide for the licensing, administration and supervision of premium finance companies. Such statutes and regulations impose significant restrictions on the operation of UPAC's business.

      UPAC currently operates as an insurance premium finance company in the 48 continental states under state licenses it holds or under foreign corporation qualification in states that do not require separate licensing of insurance premium finance companies. UPAC generally must renew its licenses annually. UPAC is also subject to periodic examinations and investigations by state regulators. The licensing agency for insurance premium finance companies is generally the banking department or the insurance department of the applicable state.

      State statutes and regulations impose minimum capital requirements, govern the form and content of financing agreements and limit the interest and service charges UPAC may impose. State statutes also prescribe notice periods prior to the cancellation of policies for non-payment, limit delinquency and collection charges and govern the procedure for cancellation of policies and collection of unearned premiums. In the event of cancellation, after deducting all interest, service and late charges due it, UPAC must, under applicable state laws, refund the surplus unearned premium, if any, to the insureds.

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

      The market for premium finance companies is two-tiered. The first tier is that of national companies that are owned by large insurance companies, banks, and commercial finance companies. In this group are five companies that, on a combined basis, finance approximately $10 billion per annum of insurance premiums. The second tier is highly fragmented and is comprised of numerous smaller local, regional and national companies, which finance approximately $2 billion per annum of insurance premiums.

      Competition to provide premium financing to insureds is based primarily on interest rates, level of service to the agents and insureds, and flexibility of terms for down payment and number of payments. Management believes that its commitment to account service distinguishes it from its first tier competitors and that its cost of funds allows it to compete favorably with second tier competitors.
                                  NEW VENTURE

      Effective July 31, 1997, the Company entered into a subscription agreement with Presis, pursuant to which TFH committed to a $2.9 million capital contribution over two years in exchange for the exclusive financing and/or sale rights to equipment produced by, and a 60% equity interest in, Presis. Presis owns all rights to a proprietary new technology for particle reduction. The new technology, for which applications for United States patents have been submitted, relates to a unique non-grinding, non-chemical process for reducing dry materials particles to sub-micron size. Presis owns functioning prototypes of machines using this technology and is in the process of engineering marketable commercial units. Presis intends to contract for the production of machines utilizing this technology for licensing and sale or financing to manufacturers who would benefit from the use of sub-micron materials in their processes. Initially, Presis' expects to market its technology to companies processing pigments used in the production of inks, paints and coatings.

      Competition in the particle reduction field is primarily with manufacturers of machinery using various milling processes (including three-roll mills, media mills, air jet mills and hammer mills). Many of the manufacturers of such competing machinery are more established and have substantially greater resources than Presis. Management believes its process will compete favorably with existing technology based on cost effectiveness and quality improvements in the end products. 'Management believes that the use of sub-micron size particles will reduce the quantity of pigment required in the production of inks, paints and coatings. Management also believes that this technology will process pigments in less time and without the use of solvents required in the milling processes.

      The foregoing statements under the caption "New Venture" are forward-looking statements which involve risks and uncertainties that are detailed under the caption "Management Discussion and Analysis of Financial Condition and Results of Operations - Forward looking Statements."

                             DISCONTINUED OPERATION

      American Freight System, Inc. ("AFS") is treated as a discontinued operation of TFH. The primary obligation of AFS is to administer the provisions of a Joint Plan of Reorganization ("Joint Plan"). AFS is to resolve creditor claims and make distributions to holders of allowed claims. The Joint Plan also provided for certain distributions from AFS to TFH as unsecured creditor distributions occurred in excess of 50% of allowed claims. TFH also will receive the full benefit of any remaining assets through its ownership of the capital stock of AFS after unsecured creditors received distributions equivalent to 130% of their allowed claims.

      TFH received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $25.0 million, $6.8 million and $8.5 million to TFH on December 28, 1994, July 5, 1995 and July 11, 1996.

      AFS had remaining undistributed net assets of $8.0 million as of December 31, 1997. The closure of the bankruptcy estate is anticipated to occur in 1998. See Note 8 to the Consolidated Financial Statements - AFS Net Assets - for further discussion.

ITEM 2.  PROPERTIES.

      TFH's, UPAC's and Presis' corporate offices are located in approximately 13,000 square feet of a 24,000 square foot office building owned by the Company at 8245 Nieman Road, Lenexa, Kansas 66214. The remainder of the space is leased or available for lease to third-party tenants.

      In connection with its operations, Crouse operates a fleet of tractors and trailers and maintains a network of terminals to support the intercity movement of freight. Crouse owns most of its fleet but leases some equipment from owner-operators to supplement the owned equipment and to provide flexibility in meeting seasonal and cyclical business fluctuations.

      As of December 31, 1997, Crouse owned 604 tractors and 27 trucks. During 1997, Crouse leased 245 tractors and 30 flatbed trailers from owner-operators. On December 31, 1997, it also owned 357 temperature controlled trailers, 1,026 volume vans (including 466 53-foot high-cube van trailers), and 34 flatbed trailers.

      The table below sets forth the number of operating locations at year end for the last five years:

                                    1997     1996      1995      1994   1993

      Owned terminals.........       28        27        26       26     10
      Leased terminals........       14         8         8        8     19
      Agency terminals........       24        20        20       19     19

            Total.............       66        55        54       53     48



      The above operating locations include; Crouse's headquarters in Carroll, Iowa; break bulk facilities in Des Moines, Iowa, Davenport, Iowa and Indianapolis, Indiana; and terminals in Crouse's principal markets, Chicago, Illinois, Milwaukee, Wisconsin, Minneapolis, Minnesota, Kansas City, Missouri, Omaha, Nebraska, St. Louis, Missouri, Cleveland, Ohio, Cincinnati, Ohio and Columbus, Ohio.

ITEM 3.  LEGAL PROCEEDINGS.

      On January 12, 1994 a complaint was filed in the District Court of Johnson County, Kansas, against TFH, AFS and certain employees of those companies by a former employee of AFS. Such complaint alleges breach of contract, promissory estoppel, tortious interference, and misrepresentation and fraud, as it relates to an alleged incentive compensation arrangement between the former employee and AFS. The suit claims, from TFH and others, actual and punitive damages in excess of $4 million. Management believes such claims will not have a material adverse effect on TFH's financial position or results of operations.*

      TFH's subsidiaries are parties to routine litigation primarily involving claims for personal injury and property damage incurred in the transportation of freight. TFH and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the fourth quarter of 1997.

      Included herein, pursuant to General Instruction G, is the information regarding executive officers of the Company required by Item 401 of Regulation S-K, as of March 13, 1998.
                            EXECUTIVE OFFICERS OF THE COMPANY


     Name              Age               Position


Timothy P. O'Neil       41   President, Chief Executive Officer, and Director

Kurt W. Huffman         39   Executive Vice President

Lawrence D. Crouse      57   Vice President and Director

David D. Taggart        53   Vice President

Mark A. Foltz           39   Vice President, Finance and Corporate Secretary


      Timothy P. O'Neil, a member of the Company's Board since August, 1995, has been President and Chief Executive Officer since May, 1995. From October, 1989 through May, 1995, Mr. O'Neil served in various positions with the Company, including, Senior Vice President, Vice President, Treasurer and Director of Finance. Since March 1997, he has also served as President and Chief Executive Officer of UPAC. Mr. O'Neil has been President, Chief Executive Officer, Chief Financial Officer and Treasurer of AFS since July, 1991.

      Kurt W. Huffman has been Executive Vice President of TFH since August 1997 and President and Chief Executive Officer of Presis since March 1998. From August 1997 to March 1998 he served as Executive Vice President of Presis.
Prior to joining the Company in a management capacity in June 1997, Mr. Huffman served as Chief Information Officer of Laidlaw Transit Services, Overland Park, Kansas, a provider of school and municipal bus services, from May 1993 to February 1997. Prior to his service with Laidlaw, he was a senior manager with the international accounting firm of Arthur Andersen LLP.

      Lawrence D. ("Larry") Crouse has been a member of the Company's Board and Vice President of the Company since September 5, 1991. He has served as Vice Chairman of Crouse since January 1997. He served as Chairman and Chief Executive Officer of Crouse from 1987 until December 1996.

      David D. Taggart has been Vice President of TFH since August 1997. He has also served as Chairman and Chief Executive Officer of Crouse since January 1997. Mr. Taggart joined Crouse in October 1995 as Executive Vice President. Prior to his service at Crouse, he served as President and Chief Executive Officer of G.I. Trucking, a regional LTL carrier based in LaMirada, California, from 1991 to 1995.
      Mark A. Foltz has been Vice President, Finance since June 1997 and Treasurer and Corporate Secretary of TFH since May 1996. He was employed with TFH as Director of Finance in July 1995 and also served as Assistant Treasurer and Assistant Secretary from August 1995 to May 1996. Mr. Foltz served in various financial positions, most recently as Assistant Vice President - Finance, with Mark VII, Inc., a publicly-held transportation company, headquartered in Memphis, Tennessee, from October 1987 to June 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(A)   MARKET INFORMATION.

      TFH's Common Stock is traded on the American Stock Exchange under the symbol TFH. Prior to the name change, effective July 2, 1997, the Common Stock traded under the symbol ANU. The following table shows the sales price information for each quarterly period of 1997 and 1996.


      1997                                    High          Low


      Fourth Quarter.......................  $10 1/4       $  8 5/8
      Third Quarter........................   10 1/8          8 7/8
      Second Quarter.......................    9 1/16         7 1/2
      First Quarter........................    8              7 3/8

      1996                                    High         Low


      Fourth Quarter.......................  $ 8 9/16      $  7 5/8
      Third Quarter........................    8 11/16        7 5/8
      Second Quarter.......................    9 1/2          7 1/2
      First Quarter........................    8 7/8          7 1/2


(B)   HOLDERS.
                                                 Number of
                                               Holders of Record
      Title of Class                          at December 31, 1997


      Common Stock, par value $0.01 per share            1,291

(C)   DIVIDENDS.

      No cash dividends were paid during 1997 or 1996 on TFH's Common Stock. TFH currently intends to retain earnings to finance expansion and does not anticipate paying cash dividends on its Common Stock in the near future. TFH's future policy with respect to the payment of cash dividends will depend on several factors including, among others, acquisitions, earnings, capital requirements and financial and operating conditions. See Note 4 to the Consolidated Financial Statements for a discussion of restrictions on the ability of TFH's subsidiaries to pay dividends to TFH and the ability of TFH to pay cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA.

                                                       1997           1996             1995           1994          1993

                                                            (In Thousands, Except Per Share Data)
Operating Revenue...........................       $   133,687     $   114,883    $     97,444   $    95,772    $    76,888


Income from Continuing
     Operations.............................       $     1,100     $       852    $      2,810   $     5,495    $     2,673


Income from Discontinued
     Operations.............................       $        --     $        --    $      3,576   $    54,845    $     3,750



Net Income..................................       $     1,100     $       852    $      6,386   $    60,340    $     6,423


Basic Earnings per Share -
     Continuing Operations..................       $      0.18     $      0.13    $       0.38   $      0.73    $      0.35
     Discontinued Operations................                --              --            0.48          7.27           0.50

     Total..................................       $      0.18     $      0.13    $       0.86   $      8.00    $      0.85



Diluted Earnings per Share -
     Continuing Operations..................       $      0.18     $      0.12    $       0.37    $     0.72    $      0.35
     Discontinued Operations................                --              --            0.48          7.21           0.50

     Total..................................       $      0.18     $      0.12    $       0.85    $     7.93    $      0.85


Total Assets................................       $    89,755     $    86,812    $     88,426    $   85,399    $    24,484



Long-Term Debt..............................       $        --     $        --    $         --    $       --    $     1,860


Cash Dividends per
     Common Share...........................       $        --     $        --    $         --    $       --    $        --






ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS                                       OF OPERATIONS.

                             RESULTS OF OPERATIONS

    TFH operates primarily in two distinct industries; transportation, through its subsidiary, Crouse; and insurance premium finance, through its subsidiary, UPAC.

Transportation


    OPERATING REVENUE - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                                        1997         1996
                                                        vs.          vs.
                                                        1996         1995

  Increase (decrease) from:
    Increases in LTL tonnage..................        $11,792       $15,724
    Increase (decrease) in LTL revenue
    per hundredweight.........................          4,934        (3,946)
    Increases in truckload revenues...........          1,834           571

      Net increase............................        $18,560       $12,349



    Less-than-truckload ("LTL") operating revenues rose 18.8% and 15.8% in 1997 and 1996, in comparison to the preceding years. LTL tonnage rose 13.3% and 21.1% in 1997 and 1996, as compared to 1996 and 1995. The substantial increases in LTL tonnage in 1997 and 1996 were due to increased freight volumes with existing and new customers resulting from improved economic conditions and expansion of the Company's markets. Additionally, 1997 LTL revenues, tons and shipments temporarily increased during the Teamsters' strike against UPS, as Crouse met 'customers' needs for small parcel shipments. Crouse's LTL revenue yield improved approximately 4.8% in 1997 compared to 1996. This improvement in revenue yield was the result of Crouse's ability to sustain a significant portion of a general rate increase placed in effect on January 1, 1997, negotiated rate increases on certain shipping contracts and fuel surcharges. Revenue per hundredweight also benefited temporarily from a decrease in average weight per shipment, which was, in part due to the additional volume of small parcel shipments handled. Smaller shipments typically yield more revenue per hundredweight. Crouse's average revenue per hundredweight also was positively impacted when the Company stopped hauling freight for certain customers who would not agree to increases in rates to levels providing adequate compensation for services provided and costs incurred. The impact on operating revenues from increased LTL tonnages in 1996 was offset in part by a decrease in revenue yield. Revenue per hundredweight decreased 4.3% in 1996, as compared to 1995, as the trucking industry, including Crouse, was adversely impacted by industry over-capacity which resulted in competitive market pressures on freight rates.

    Truckload operating revenue rose 9.7% and 2.7% in 1997 and 1996, primarily as a result of 13.9% and 2.1% increases in numbers of shipments. Truckload revenues and tons benefited principally from strong volumes in the Company's refrigerated division as the volume of meat hauled rose sharply in the second half of 1997. Revenue per shipment declined 4.2% in 1997 compared to 1996 as a result of a decrease in average weight per shipment. Revenue per shipment increased slightly in 1996 compared to 1995.

    OPERATING EXPENSES - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                    Percent of
                                                Operating Revenue

                                                1997   1996    1995

  Salaries, wages & employee benefits.....      56.8%  55.9%   55.5%
  Operating supplies and expenses.........      12.5   13.2    11.4
  Operating taxes and licenses............       2.6    2.7     2.7
  Insurance and claims....................       2.3    1.9     1.9
  Depreciation and amortization...........       3.1    2.7     2.5
  Purchased transportation and rents......      20.2   20.9    21.8

     Total operating expenses.............      97.5%  97.3%   95.8%




    Crouse's operating ratio, total operating expenses as a percentage of total operating revenue rose slightly for 1997 at 97.5% compared to 97.3% for 1996. ' Crouse made additional investments in fixed costs in its market expansion in Ohio, Michigan and Kentucky which exceeded revenues generated as the Company increased its market penetration into these new markets. Insurance and claims costs were increased as Crouse incurred unusually high claims costs due to an increase in the number and severity of accidents and cargo damage occurring in 1997. Salaries and wages were adversely impacted as Crouse operating and administrative personnel devoted significant man-hours, primarily on an overtime basis, in training and making the transition to Crouse's new computer system, which was in service January 1, 1998. Crouse also incurred incrementally greater variable costs due to the different freight handling characteristics of the small parcel shipments moved during the strike against UPS as compared to the freight Crouse typically handles.

    Crouse's operating ratio increased in 1996 to 97.3% from 95.8% in 1995 as a result of decreased revenue yields and increases in certain operating expense categories. Salaries, wages and employee benefits rose as a result of contractual wage increases. Operating supplies and expenses were adversely impacted by increased fuel costs throughout 1996 and increased operating costs resulting from severe winter weather in early 1996. Additionally, Crouse began its market expansion in Indiana and Michigan in 1996, incurring additional fixed costs to open these markets.

    Overall, there has also been a change in the mix of Crouse's operating expense as a percent of revenue in 1997 and 1996, with increases in salaries, wages and employee benefits and depreciation and amortization and decreases in purchased transportation and rents as Crouse's growth and market expansion has been achieved primarily in its LTL operations.

Financial Services


    In 1997, UPAC generated operating income of $396,000 on net financial services revenue of $7.5 million from total insurance premiums financed of $123.0 million. In 1996, UPAC and APR combined financed $120.4 million of insurance premiums and generated net financial services revenue of $7.3 million and an operating loss of $685,000. The increase in premiums financed and net financial services revenue was primarily the result of the acquisition of UPAC effective March 29, 1996. The improvement in operating income in 1997 from the operating loss incurred in 1996 was primarily the result of the integration of the operations of UPAC and APR which eliminated substantial duplicate administrative costs incurred in 1996. Also positively impacting operating income in 1997 was the improved cost of funds under the Company's new receivable securitization agreement effective December 31, 1996, and an increase in gain recognized on receivables sold under the new securitization agreement. Operating income in 1997 was adversely impacted by unusually high levels of credit losses during the year, primarily as a result of apparently falsified financings by insurance agents.

    The operating loss incurred in 1996 was primarily the result of significant duplicate administrative costs incurred during the integration of the operations of UPAC and APR. Additionally, as a result of the termination of the prior receivables securitization agreement, unamortized deferred transaction costs of $175,000 were expensed.

New Venture


    Since acquiring a controlling interest in Presis, effective July 31, 1997, the Company has recognized operating expenses of $299,000, primarily in salaries, wages and employee benefits. In its initial phase Presis will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. 'The Company expects this operation to generate minimal, if any, revenues and to incur operating losses in 1998, which are likely to be material in relation to its consolidated results of operations.*


Other


    The Company's general corporate expenses, consisting primarily of Salaries, Wages and Employee Benefits and Operating Supplies and Expenses were approximately $1.4 million in 1997, 1996 and 1995.

    As a result of TFH's use of funds for the Crouse market expansion and new computer system, the UPAC acquisition and the stock repurchase programs, the Company's interest earnings on invested funds were substantially lower in 1997 and 1996 than in the preceding years. Interest income is expected to continue to decline as the Company invests its cash and short term investments in its operations* In addition, in 1996, the Company recorded non-operating expense reserves for certain non-operating insurance and other reserves. TFH's effective tax rates for 1997, 1996 and 1995 were 58%, 51% and 43%. The increases in the effective rate in 1997 and 1996 was the result of the greater significance of non-deductible intangibles amortization relative to reduced pre-tax income. Also, in 1997 the Company provided additional income tax reserves for potential tax adjustments which may result from an ongoing examination of the Company's income tax returns.*

Outlook


  The following statements are forward-looking statements within  the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

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

  The financial services segment will focus on increasing its market penetration in certain states with substantial population and commercial base. The additional volumes of premium finance contracts is expected to be handled within the Company's existing administrative operations without incurring significant additional fixed costs.

    In its initial phase Presis will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to generate minimal, if any, revenues and to incur operating losses in 1998, which are likely to be material in relation to its consolidated results of operations.

  In addition to the expansion of its existing operations in each of its business segments, the Company continues to consider potential acquisitions which would complement these operations.

Forward-Looking Statements


  Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-K. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those anticipated in such statements. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that relate to such results or actions. Other factors, which are not identified herein, could also have such an effect.
Transportation


  Certain specific factors which may affect the Company's transportation operation include: competition from other regional and national carriers for freight in the Company's primary operating territory; price pressure; changes in fuel prices; labor matters, including changes in labor costs, and other labor contract issues resulting from the negotiation of a new contract to replace the current contract which expires March 31, 1998; and environmental matters.

Financial Services


  Certain specific factors which may affect the Company's financial services operation include: the performance of financial markets and interest rates; the performance of the insurance industry; competition from other premium finance companies and insurance carriers for finance business in the Company's key operating states; adverse changes in regulations, including maximum interest rates, in states in which the Company operates; greater than expected credit losses; the acquisition and integration of additional premium finance operations or receivables portfolios; and the inability to obtain continued financing at a competitive cost of funds.

New Venture


  As described in this Report the Company has acquired an equity interest in a start-up venture formed to develop, sell and/or finance equipment utilizing a new industrial technology for dry particle reduction. This venture and technology are subject to risks and uncertainties in addition to those generally applicable to the Company's operations described herein. These additional risks and uncertainties include the efficacy and commercial viability of the new technology, the ability of the venture to market the new technology, the acceptance of such technology in the marketplace, the general tendency of large corporations to be slow to change from known technology to emerging new technology, the venture's reliance on third parties to manufacture the equipment utilizing the technology, the ability of the venture to protect its proprietary information in the new technology and potential future competition from third parties developing equivalent or superior technology. As result of these and other risks and uncertainties, the future results of operations of the venture are difficult to predict, and such results may be better or worse than expected or projected.

Other Matters


  With respect to statements in Item 1 and under "Financial Condition" below regarding the adequacy of reserves and insurance with respect to claims against Crouse, such statements are subject to a number of risks and uncertainties, including without limitation the difficulty of predicting the actual number and severity of future accidents and damage claims.

  With respect to statements in Item 3 regarding the outcome of claims and litigation, such statements are subject to a number of risks and uncertainties, including without limitation the difficulty of predicting the final resolution of ongoing claims and litigation.

  With regard to the adequacy of the income tax reserves added in connection with the ongoing tax examination of the Company, the ultimate outcome of the tax examination cannot be determined at this time and there can be no assurance that such reserves will be adequate to cover additional tax liabilities resulting from such examination.

  With respect to statements in this Report which relate to the current intentions of the Company and its subsidiaries or of management of the Company and its subsidiaries, such statements are subject to change by management at any time without notice.

  With respect to statements in "Financial Condition" regarding the adequacy of the Company's capital resources, such statements are subject to a number of risks and uncertainties including, without limitation: the future economic performance of the Company (which is dependent in part upon the factors described above); the ability of the Company and its subsidiaries to comply with the covenants contained in the financing agreements; future acquisitions of other businesses not currently anticipated by management of the Company; and other material expenditures not currently anticipated by management.

  With respect to statements in "Financial Condition" regarding the adequacy of the allowances for credit losses, such statements are subject to a number of risks and uncertainties including, without limitation: greater than expected defaults by customers, fraud by insurance agents and general economic conditions.

General Factors


  Certain general factors which could impact any or all of the Company's operations include: changes in general business and economic conditions; changes in governmental regulation; and tax changes. Expansion of these businesses into new states or markets is substantially dependent on obtaining sufficient business volumes from existing and new customers in these new markets at compensatory rates.

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

                              FINANCIAL CONDITION

    The Company's financial condition remained strong at December 31, 1997 with no long-term debt and approximately $8.3 million in cash and investments at the TFH level, as well as approximately $6.8 million in cash and investments included in the net assets of AFS. In addition to cash and investment reserves, a substantial amount of the Company's cash is generated by operating activities. Cash generated from operating activities decreased in 1997 from 1996 and 1995, due primarily to a temporary increase in freight accounts receivable resulting from a lag in billing and collections during Crouse's transition to its new computer system.

    Investing Activities - The continuing winddown of its discontinued operation, AFS, has been a source of cash to the Company's operation as AFS has distributed $8.5 million and $6.8 million in dividends and distributions in 1996 and 1995. The Company expects to complete the winddown of AFS and distribute the remaining cash and investments, $6.8 million at December 31, 1997, and other assets to TFH in 1998.* The principal use of cash has been the acquisitions of UPAC for approximately $12.0 million and APR for approximately $11.3 million in 1996 and 1995. In addition, Crouse expended $13.1 million, $9.6 million and $4.0 million in 1997, 1996 and 1995, to replace and expand its fleet of tractors and trailers and to acquire new terminals. As of December 31, 1997, Crouse was committed to purchase approximately $4.0 million of late model tractors to replace older units in its fleet. These tractors are scheduled for delivery in the first quarter of 1998 and are expected to be financed from available cash and investments.

A substantial portion of the capital required for UPAC's 'insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements, as well as, from the date of the acquisition of UPAC through December 30, 1996, secured borrowings against UPAC's receivables. The current securitization agreement which matures December 31, 1999 currently provides for the sale of a maximum of $50 million of eligible receivables. As of December 31, 1997, $34.5 million of such receivables had been securitized. See Note 4 to the Consolidated Financial Statements - Financing Agreements.

    Through December 31, 1997, the Company contributed $800,000 to Presis, $500,000 of which has been capitalized in operating equipment and intangibles. The Company is committed to contribute an additional $2.1 million over the next two years.

    Financing Activities - From March 31, 1996 to December 31, 1996, UPAC's receivables were financed by secured borrowings under a $30 million revolving credit agreement with an average interest rate of 7.4% The balance outstanding under this agreement at December 30, 1996, $22.5 million, was repaid from the proceeds from the initial sale of receivables under the Company's new receivable securitization agreement on December 31, 1996 described above.

    Effective January 5, 1998, Crouse entered into a new Secured Loan Agreement which provides for a working capital line of credit of $4.5 million at the bank's prime rate and an equipment line of credit of $4.5 million accruing interest, at Crouse's option at either a variable rate equal to the bank's prime rate, or a fixed rate at 200 basis points over the Federal Home Loan Bank Rate then existing. Both lines are secured by the Crouse's revenue equipment and bank deposit balances. The Secured Loan Agreement replaced a revolving credit agreement which provided for borrowings up to $2.5 million bearing interest at the bank's prime rate, 8.5% at December 31, 1997. Borrowings under the revolving credit agreement were secured by Crouse's revenue equipment. In 1995 through 1997, Crouse has utilized this agreement only on a limited basis for short-term operational needs. The balance outstanding at December 31, 1997 was $2.5 million. This amount was refinanced under the working capital line of credit pursuant to the Secured Loan Agreement.

    In the third quarter of 1995, the Company initiated a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. The second program was completed in the fourth quarter of 1997. During 1997, 1996 and 1995, the Company repurchased 257,099, 768,600 and
417,100 shares, at a total cost of $12.5 million. Additionally, during the fourth quarter of 1996, the Company repurchased 28,541 shares of common stock at a cost of $237,500 pursuant to an "Odd Lot Tender Offer" to holders of less than 100 shares.

    On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 1, 1997. The result of this transaction was the cancellation of approximately 107,000 shares of common stock held by holders of fewer than 100 shares at the then current market price of $8.89 per share.

    The Company believes available cash and investments, cash generated from operations and funds available under the receivables securitization agreement and Secured Loan Agreement will be sufficient to fund operations and other cash needs for 1998.*

    At December 31, 1997, Crouse owns or leases 42 parcels of real property which are utilized in its operations. Six of these facilities maintain underground fuel storage tanks. Old tanks and piping at five of the six facilities were replaced and upgraded with tanks equipped with corrosion protection and automatic tank monitoring equipment between 1990 and 1992. Any contamination detected during the tank replacement process at these sites was remediated at the same time. The cost of replacing and upgrading tanks and remediating contamination, if any was detected, was not material to the financial position of the Company. The sixth facility was acquired in 1996. Testing of the site as a condition of purchase did not detect any contamination, however, the Company expects to replace the existing underground tanks with new tanks and piping equipped with corrosion protection and automatic tank monitoring before the end of 1998.* The cost of this replacement and any potential remediation is not expected to be material.* The Company is not currently under any requirement to incur mandated expenditures to remediate previously contaminated sites and does not anticipate any material costs for other infrequent or non-recurring clean-up expenditures.*

    Crouse retains a $100,000 per occurrence self-insured exposure, or deductible, on its 'workers' compensation, general and automobile liability, bodily injury and property damage and cargo damage insurance coverages. The Company maintains reserves for the estimated cost of the self-insured portion of claims based on management's evaluation of the nature and severity of individual claims and the Company's past claims experience. There have been no material adverse trends involving the differences in claims experience versus claims estimates on any of the above categories of self-insured risks. Based upon management's evaluation of the nature and severity of individual claims and the Company's past claims experience, management believes accrued reserves are adequate for its self-insured exposures as of December 31, 1997.*

    The amount of the allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. Management believes the allowances for credit
losses are adequate to provide for potential losses.*   See Note 1 to the
Consolidated Financial Statements - Summary of Significant Accounting Policies - Allowance for Credit Losses.


Impact of the Year 2000 Issue

    The Year 2000 Issue is the result of computer programs being written using two digits to represent years rather than four digits, which include the century designation. Without corrective action, it is possible that the Company's computer programs that have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. In some systems this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has performed preliminary assessments of the potential impact of the year 2000 Issue on the data processing systems of its financial services and transportation operations.

    During 1997, the database engine for the PC-based finance system was upgraded to a Year 2000 compliant version and the related databases and programs were modified by internal personnel to properly handle Year 2000 dates. Testing performed to date of these modifications has been successful.

    As Crouse implemented its new data processing system during 1997, databases were modified to allow for the century designation and certain common date programs were identified. During 1998, the Company plans to upgrade its operating system to a Year 2000 compliant version and to make and test the necessary modifications to its common date programs using available personnel.*

    The costs incurred in 1997 for the assessment of the issue, upgrades in third party software and modification and testing of the Company's computer systems did not have a material impact on the results of operations of the Company. Management's best current estimates of the remaining costs to be incurred, which are based on assumptions of future events, including, without limitation, the continued availability of resources, third party modification plans and other factors, such future costs should not be material to the operations of the Company.*

    The Company has initiated formal communications with significant vendors to determine the extent to which its operations are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. Additional testing of data exchanges with certain vendors will be performed in 1998 as such vendors complete their systems modifications.*

    There can be no assurance, however, that the systems of other companies with which the Company interacts will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of TransFinancial Holdings, Inc.:


We have audited the consolidated balance sheets of TransFinancial Holdings, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and shareholders' equity for the three years then ended. We have also audited Schedule II - Valuation and Qualifying Accounts, as listed in Item 14(a)2 of the Form 10-K, for the years ended December 31, 1997 and 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransFinancial Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the three years then ended in conformity with generally accepted accounting principles.
In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                              /s/ Coopers & Lybrand L.L.P.

                                              COOPERS & LYBRAND L.L.P.

Kansas City, Missouri

February 4, 1998

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                               December 31

                                                                                        1997                  1996

                                                                                           (In Thousands)
                                      ASSETS
Current Assets
    Cash and temporary cash investments........................................    $       4,778         $       9,021
    Short-term investments.....................................................            3,543                 9,957
    Freight accounts receivable, less allowance for
         credit losses of $464 and $419........................................           14,909                 9,233
    Finance accounts receivable, less allowance for
         credit losses of $499 and $769........................................           14,016                14,554
    Current deferred income taxes..............................................                1                   618
    Other current assets.......................................................            1,831                 1,965
    AFS net assets (Note 8)....................................................            7,993                 7,570

         Total current assets..................................................           47,071                52,918

Operating Property, at Cost
    Revenue equipment..........................................................           32,275                24,373
    Land.......................................................................            3,585                 3,489
    Structures and improvements................................................           10,506                10,087
    Other operating property...................................................            9,624                 5,328

                                                                                          55,990                43,277
    Less Accumulated Depreciation..............................................          (22,969)              (19,887)

         Net operating property................................................           33,021                23,390
Intangibles, Net of Accumulated Amortization...................................            9,243                 9,497
Other Assets ..................................................................              420                 1,007

                                                                                   $      89,755         $      86,812


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Cash overdrafts............................................................    $         754         $          --
    Accounts payable...........................................................            2,855                 2,980
    Notes payable..............................................................            2,500                    --
    Accrued payroll and fringes................................................            5,956                 5,533
    Claims and insurance accruals..............................................              566                   246
    Other accrued expenses.....................................................            2,374                 2,289

         Total current liabilities.............................................           15,005                11,048

Deferred Income Taxes..........................................................            2,265                 1,203
Contingencies and Commitments (Note 7).........................................               --                    --
Shareholders' Equity (Notes 2 and 5)...........................................
    Preferred stock $0.01 par value, authorized
         1,000,000 shares, none outstanding....................................               --                    --
    Common stock $0.01 par value, authorized
         13,000,000 shares, issued 7,509,622 and
         7,605,570 shares......................................................               75                    76
    Paid-in capital............................................................            5,581                 5,529
    Retained earnings..........................................................           79,394                79,242
    Treasury stock, 1,481,735 and 1,224,661 shares, at
         cost..................................................................          (12,565)              (10,286)

         Total shareholders' equity............................................           72,485                74,561

                                                                                   $      89,755         $      86,812




                                    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                                                   Year Ended December 31

                                                                      1997                1996                1995

                                                                (In Thousands, Except Per Share Amounts)
Operating Revenue
    Transportation...........................................     $     126,062      $      107,502      $      95,152
    Financial Services and Other.............................             7,625               8,645              2,292
    Less: Interest on secured borrowings.....................                --               1,264                 --

         Financial Services and Other, net...................             7,625               7,381              2,292

         Total operating revenue.............................           133,687             114,883             97,444


Operating Expenses
    Salaries, wages and employee benefits....................            74,622              63,165             53,854
    Operating supplies and expenses..........................            19,605              18,487             12,441
    Provision for credit losses..............................               950                 892                175
    Operating taxes and licenses.............................             3,324               2,978              2,577
    Insurance and claims.....................................             3,051               2,224              1,873
    Depreciation and amortization............................             4,758               3,702              2,821
    Purchased transportation and rents.......................            25,441              22,589             20,851

         Total operating expenses............................           131,751             114,037             94,592


Operating Income.............................................             1,936                 846              2,852


Nonoperating Income (Expense)
    Interest income..........................................               611               1,114              2,011
    Gain on sale of operating property, net..................                56                  78                 59
    Other, net...............................................                22                (299)                 8

         Total nonoperating income (expense).................               689                 893              2,078


Income From Continuing Operations Before
    Income Taxes.............................................             2,625               1,739              4,930
Income Tax Provision (Note 6)................................             1,525                 887              2,120

Income From Continuing Operations............................             1,100                 852              2,810
Income From Discontinued Operations (Note 8).................                --                  --              3,576


Net Income   ................................................     $       1,100      $          852      $       6,386



Weighted Average Common Shares Outstanding...................             6,214               6,780              7,409



Basic Earnings Per Share from:
    Continuing Operations....................................     $        0.18      $         0.13      $        0.38
    Discontinued Operations..................................              0.00                0.00               0.48

    Net Income...............................................     $        0.18      $         0.13      $        0.86




Diluted Earnings Per Share from:
    Continuing Operations....................................     $        0.18      $         0.12      $        0.37
    Discontinued Operations..................................              0.00                0.00               0.48
    Net Income...............................................     $        0.18      $         0.12      $        0.85


                                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended December 31

                                                                      1997                 1996                1995

                                                                                      (In Thousands)
Cash Flows From Operating Activities-
    Net income...............................................     $       1,100      $          852      $       6,386
    Adjustments to reconcile net income to
    net cash generated in operating activities-
         Depreciation and amortization.......................             4,758               3,702              2,821
         Provision for credit losses.........................             1,070               1,012                265
         Deferred tax provision..............................             1,679                 336                569
         Other...............................................                24                 194                  4
         Net increase (decrease) from change in
         working capital items affecting operating
         activities-
             Freight accounts receivable.....................            (5,796)             (1,401)               633
             Accrued payroll and fringes.....................               423                 330               (572)
             Other...........................................              (649)              1,860                 (7)
         Income from discontinued operations.................                --                  --             (3,576)

                                                                          2,609               6,885              6,523

Cash Flows From Investing Activities-
    Proceeds from discontinued operations....................                --               8,500              6,753
    Purchase of operating property, net......................           (12,956)            (10,150)            (4,280)
    Purchase of finance subsidiaries,
         net of cash acquired................................                --             (11,979)           (11,267)
    Origination of finance accounts
         receivables.........................................          (125,391)           (120,989)           (40,548)
    Sale of finance accounts receivables.....................            84,974              61,289             27,110
    Collection of owned finance accounts
         receivables.........................................            40,005              82,836             14,138
    Collections of long-term receivable......................                --                  --              1,270
    Purchase of short-term investments.......................           (10,411)            (35,823)           (71,142)
    Maturities of short-term investments.....................            16,825              53,232             70,670
    Other    ................................................              (466)             (1,050)              (450)

                                                                         (7,420)             25,866             (7,746)

Cash Flows from Financing Activities-
    Borrowings (repayments) of debt..........................             2,500             (23,775)                --
    Cash overdrafts..........................................               754                  --                 --
    Payments to acquire treasury stock.......................            (2,277)             (6,656)            (3,543)
    Payment for fractional shares from
         reverse stock split.................................              (459)                 --                 --
    Other    ................................................                50                  85                 18

                                                                            568             (30,346)            (3,525)

Net Increase (Decrease) in Cash and
    Temporary Cash Investments...............................            (4,243)              2,404             (4,748)
Cash and Temporary Cash Investments:
    Beginning of Period......................................             9,021               6,617             11,365

    End of Period............................................     $       4,778      $        9,021      $       6,617


Cash Paid During the Period for-
    Interest ................................................     $          16      $        1,109      $          --
    Income Tax...............................................     $         106      $          332      $       1,537




                      TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


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

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         Total
                                                                                                         Share-
                                          Common        Paid-In        Retained         Treasury        holders'
                                          Stock         Capital        Earnings          Stock           Equity

                                                                    (In Thousands)

Balance at Dec. 31, 1994               $        76      $    5,339   $     72,004   $        --       $     77,419

Net income.............................         --              --          6,386            --              6,386
Issuance of shares under
    Incentive Stock Plan...............         --              18             --            --                 18
Purchase of 417,100 shares
    of common stock....................         --              --             --         (3,543)           (3,543)

Balance at Dec. 31, 1995                        76           5,357         78,390         (3,543)           80,280

Net income.............................         --              --            852             --               852
Issuance of shares under
    Incentive Stock Plan...............         --             172             --            (87)               85
Purchase of 797,141 shares
    of common stock....................         --              --             --         (6,656)           (6,656)


Balance at Dec. 31, 1996                        76           5,529         79,242        (10,286)           74,561
Net income.............................         --              --          1,100            --              1,100
Fractional shares cancelled
    in reverse stock split                      (1)             --           (948)           --               (949)
Issuance of shares under
    Incentive Stock Plan...............         --              52             --             (2)               50
Purchase of 257,099 shares
    of common stock....................         --              --             --         (2,277)           (2,277)

Balance at Dec. 31, 1997               $        75      $    5,581   $     79,394   $   (12,565)      $     72,485



                                    The accompanying notes to consolidated financial statements are an integral part of these statements.



                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include TransFinancial Holdings, Inc. and its subsidiary companies ("the Company" or "TFH"). Pursuant to the approval of shareholders, the Company changed its name from Anuhco, Inc. to TransFinancial Holdings, Inc. effective July 2, 1997. TFH's principal holdings include Crouse Cartage Company ("Crouse"), Agency Premium Resource, Inc. ("APR") and its subsidiaries, Universal Premium Acceptance Corporation and UPAC of California, Inc. (together "UPAC"), Presis, L.L.C. ("Presis") and American Freight System, Inc. ("AFS"). The operating results of APR and UPAC are included from May 31, 1995 and March 29, 1996, the dates of their respective acquisitions (See Note 9). The Company's proportionate interest in Presis is included from July 31, 1997, the date of the Company's investment. On June 10, 1991, the Joint Plan of Reorganization ("Joint Plan") was confirmed by the Bankruptcy Court resulting in the formal discharge of AFS and its affiliates from Chapter 11 Bankruptcy proceedings. AFS, whose responsibility is to administer the Joint Plan, has been accounted for as a discontinued operation since 1991 with only net assets reflected in the TFH consolidated financial statements (see Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Segment Information - TFH operates primarily in two industry segments, transportation and financial services. Other operations include the leasing of space in the Company's headquarters office building and interest in the new venture, Presis. Through Crouse, the Company operates as a regional less-than-truckload motor carrier primarily serving the north central and midwest portion of the United States. A substantial portion of Crouse's business is concentrated in the states of Iowa, Illinois, Minnesota, Missouri and Wisconsin. TFH also operates as an insurance premium finance company through UPAC. The Company provides short-term secured financing for commercial insurance premiums through insurance agencies throughout the United States. Over half of the insurance premiums financed by UPAC are placed through insurance agencies in California, Missouri, Florida, Massachusetts and Kansas. Information regarding the Company's industry segments for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                           Transpor-         Financial                          Consoli-
                                                             tation           Services           Other           dated

                                                                                              (In Thousands)
1997

Revenues................................................ $    126,062      $       7,542      $       83      $     133,687


Segment Operating Income................................ $      3,136      $         396      $     (198)     $       3,334


General Corporate Expenses..............................                                                             (1,398)

Operating Income........................................                                                              1,936
Nonoperating Income.....................................                                                                689

Income from Continuing Operations
    before Income Taxes.................................                                                      $       2,625


Depreciation and Amortization........................... $      3,912      $         770      $       76      $       4,758


Capital Expenditures.................................... $     13,104      $         143      $      413      $      13,660


Identifiable Assets..................................... $     46,336      $      24,360      $    1,742      $      72,438


Corporate Assets........................................                                                             17,317

Total Assets............................................                                                      $      89,755




1996

Revenues................................................     $107,502      $       7,328      $       53      $     114,883


Segment Operating Income................................ $      2,915      $        (685)     $       32      $       2,262


General Corporate Expenses..............................                                                             (1,416)

Operating Income........................................                                                                846
Nonoperating Income.....................................                                                                893

Income from Continuing Operations
    before Income Taxes.................................                                                      $       1,739


Depreciation and Amortization........................... $      3,001      $         678      $       23      $       3,702


Capital Expenditures.................................... $      9,556      $         441      $      956      $      10,953


Identifiable Assets..................................... $     33,633      $      26,791      $      933      $      61,357


Corporate assets........................................                                                             25,455

Total Assets............................................                                                      $      86,812




1995

Revenues................................................ $     95,152      $       2,292      $        -      $      97,444


Segment Operating Income................................ $      3,970      $         283      $        -      $       4,253


General Corporate Expenses...............................                                                            (1,401)

Operating Income........................................                                                              2,852
Nonoperating Income.....................................                                                              2,078

Income from Continuing Operations
    before Income Taxes.................................                                                      $       4,930


Depreciation and Amortization........................... $      2,587      $         234      $       --      $       2,821


Capital Expenditures.................................... $      4,432      $          21      $       --      $       4,453


Identifiable Assets..................................... $     26,809      $      13,607      $       --      $      40,416


Corporate Assets........................................                                                             48,010

Total Assets............................................                                                      $      88,426











      Depreciation and Maintenance - Depreciation is computed using the straight-line method and the following useful lives for new equipment:

  Revenue Equipment -
     Tractors.............................                 3 - 5 years
     Trailers.............................                 3 - 7 years
  Terminal Facilities.....................                 19 - 39 years
  Other Equipment.........................                 2 - 10 years

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

      Finance charges on premium finance receivables which are not sold pursuant to the Company's securitization agreement are recognized when earned under applicable state regulations using methods which approximate the interest method. Recognition of earned finance charges on delinquent accounts is suspended when it is determined that collectibility of principal and interest is not probable. Interest on delinquent accounts is recognized when collected. Gains on sale of receivables under the securitization agreement are recorded when the receivables are sold (see Note 4). Late fees and other ancillary fees are recognized when chargeable. Uncollectible accounts are generally charged
off after one year, unless there is        specific assurance of collection
through return of unearned premiums from the insurance carrier. Recoveries of charged off accounts are recognized when collected.

      Allowance for Credit Losses - The allowances for credit losses are maintained at amounts considered adequate to provide for potential losses. The amount of each allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. The following is an analysis of changes in the allowance for credit losses on finance accounts receivable for 1997 and 1996 (in thousands):

                                                      1997       1996


      Balance, beginning of year................     $  769     $ 351
      Allowance acquired with UPAC..............        --        510
      Provision for credit losses...............        950       892
      Charge-offs, net of recoveries of $257
        and $175 ...............................     (1,220)     (984)

      Balance, at the end of year...............     $  499     $ 769



      Income Taxes - The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

      Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      Short-Term Investments - The Company's short-term investments generally are held in U. S. Treasury securities, government agency securities or municipal bonds of the highest rating. These investments are classified as held to maturity securities and are recorded at amortized cost which approximates market value.

      Disclosures about Fair Value of Financial Instruments - The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

     a. Temporary Cash Investments and Short-Term Investments. The carrying amount approximates fair value because of the short maturity of these instruments.

     b. Finance Accounts Receivable Under Premium Finance Agreements. The carrying amount approximates fair value because of the short maturity of these instruments.

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

      Accounting for the Impairment of Long-Lived Assets - The Company
periodically reviews its long-lived        assets and associated intangible
assets and has identified no events or changes in circumstances which indicate that the carrying amount of these assets may not be recoverable. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. The Company currently has no material assets to be disposed of.

      New Accounting Policies - The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), on January 1, 1997. SFAS 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions, such as the Company's securitization of finance accounts receivables, whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) removes financial assets from the balance sheet when control has been surrendered, and (3) removes liabilities from the balance sheet once they are extinguished. Such transfers result in the recognition of a net gain or loss. Under SFAS 125, control is considered to have been surrendered only if (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership (ii) the transferee has the right to pledge or exchange the transferred assets, or, is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing.

      The Company retains the servicing on finance receivables sold under its securitization agreement. In accordance with SFAS 125, a servicing asset or
liability is recognized for the fair       value based on an analysis of
discounted cash flows that includes estimates of servicing fees, servicing costs, projected ancillary servicing revenue and projected prepayment rates.
The Company has not recorded a net servicing asset as the amount is not material to its financial position or results of operations.

2.    EMPLOYEE BENEFIT PLANS

Multiemployer Plans

      Crouse participates in multiemployer pension plans which provide defined benefits to substantially all of the drivers, dockworkers, mechanics and terminal office clerks who are members of a union. Crouse contributed $5,762,000, $4,596,000 and $3,688,000 to the multiemployer pension plans for 1997, 1996 and 1995. The Multiemployer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan's unfunded vested benefits upon substantial or total withdrawal by participating employers or upon termination of the pension plans. Although the Company has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. Crouse also contributed $7,161,000, $5,904,000 and $5,142,000, to multiemployer health and welfare plans for 1997, 1996 and 1995.

Non-Union Pension Plan

      Crouse has a defined contribution pension plan ("the Non-Union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions may be made by the Board of Directors of Crouse depending upon the profitability
of Crouse.  Any discretionary funds        contributed to the Non-Union Plan
will be invested 100% in TFH Common Stock.

      Pension expense, exclusive of the multiemployer pension plans, was $131,000, $420,000 and $396,000 for the years 1997, 1996 and 1995. The accompanying consolidated balance sheets include an accrued pension contribution of $70,000 and $240,000 as of December 31, 1997 and 1996.

Profit Sharing

      In September, 1988, the employees of Crouse approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. The Plan calls for profit sharing distributions to be made on a quarterly basis. The Plan was recertified in 1991 and 1994, and shall continue in effect through March 31, 1998, or until a replacement Collective Bargaining Agreement is reached between the parties, whichever is later. The accompanying consolidated balance sheets include profit sharing accruals of $276,000 and $691,000 for 1997 and 1996. The accompanying consolidated statements of income include profit sharing expense of $3,088,000, $2,833,000, and $3,923,000 for 1997, 1996 and 1995.

401(k) Plan

      Effective January 1, 1990, Crouse established a salary deferral program under Section 401(k) of the Internal Revenue Code. To date, participant contributions to the 401(k) plan have not been matched with Company contributions. All employees of Crouse and AFS are eligible to participate in the 401(k) plan after they attain age 21 and complete one year of qualifying employment.

UPAC Plans

      Effective June 1, 1995, the Company established a 401(k) Savings Plan and a Money Purchase Pension Plan, both of which are defined contribution plans. Employees of UPAC and TFH are eligible to participate in the plans after they attain age 21 and complete one year of employment.

      Participants in the 401(k) Savings Plan may defer up to 10% of annual compensation. The Company matches 50% of the amount deferred by each employee. Company contributions vest over five years. Company matching contributions in 1997, 1996 and 1995 were $48,000, $27,000 and $10,000.

      Under the Money Purchase Pension Plan, the Company contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. Company contributions in 1997, 1996 and 1995 were $112,000, $66,000 and $30,000.

Stock Option Plans

      An Incentive Stock Option Plan was adopted in 1983 which provides that options for shares of TFH Common Stock may be granted to officers and key employees at fair market value of the stock at the time such options are granted. This plan terminated under its provisions in May, 1993 and no further options may be granted. In 1995, options for 25,000 shares were exercised at an average exercise price of $2.44 per share. At December 31, 1997, no options were outstanding or exercisable pursuant to this plan.

      An Incentive Stock Plan was adopted in 1992 ("1992 Plan") which provides that options for shares of TFH Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of TFH common stock were reserved for issuance pursuant to the 1992 Plan. As of December 31,
1997, options for 125,150 shares were      available for grant pursuant to the
1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

      In each of 1995 and 1996 the Company granted non-qualified options to acquire 10,000 shares of common stock to an officer of UPAC pursuant to an employment agreement. These options become exercisable in 1998 and 1999 and expire in 2005 and 2006.

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

      Financial Accounting Standards Board Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," requires the use of option valuation models to estimate the fair value of stock options granted and recognize that estimated fair value as compensation expense. Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995: risk-free interest rates of 6.1%, 6.1% and 6.2%; expected life of options of 4.9 years, 4.5 years and 4.4 years; and a volatility factor of the expected market price of the Company's common stock of .20. The preceding assumptions used as inputs to the option valuation model are highly subjective in nature. Changes in the subjective input assumptions can materially affect the fair value estimates; thus, in management's opinion, the estimated fair values presented do not necessarily represent a reliable single measure of the fair value of its employee stock
options. For purposes of pro forma         disclosures, the estimated fair value
of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except for per share amounts):

                                                   1997       1996        1995

 Pro forma income from continuing operations      $  949     $ 743      $2,771

 Pro forma basic earnings per share
   from continuing operations...............      $ 0.15      0.11       $0.37

      The following table is a summary of data regarding stock options granted during the three years ended December 31, 1997:


                                                        1997                     1996                      1995

                                                              Weighted                  Weighted                 Weighted
                                                              Average                   Average                  Average
                                                              Exercise                  Exercise                 Exercise
                                                   Options     Price       Options       Price       Options      Price

         Options outstanding at
             beginning of year.............          263,200   $7.17         198,200     $ 6.43        127,850    $  4.79
         Granted...........................          118,250   $7.99         106,500     $ 7.96         75,500    $  9.06
         Forfeited.........................          (19,900)  $8.09         (18,000)     $6.85         (1,000)   $  9.00
         Exercised.........................          (10,900)  $4.84         (23,500)     $4.73         (4,150)   $  3.23

         Options outstanding at end
             of year.......................          350,650   $7.47         263,200      $7.17        198,200    $  6.43


         Options exercisable at end
             of year.......................          119,000 $  6.38          91,650      $5.62         64,500    $  4.47


         Estimated weighted average
         fair value per share of
         options granted during
         the year..........................         $   2.00              $     2.00             $      2.40

The per share exercise prices of options outstanding as of December 31, 1997, ranged from $2.41 to $9.79 per share.  The weighted average remaining contractual life of those options was 7.8 years.



      The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997.


                                                      Weighted
                                                       Average              Weighted                            Weighted
                                    Number of          Remaining            Average           Number of         Average
             Range of              Outstanding        Contractual           Exercise          Exercisable       Exercise
       Exercise Prices              Options            Life                  Price            Options            Price

       $0.00-$2.50                    4,150             4.4                 $2.41                 4,150          $2.41
       $2.50-$5.50                   70,450             5.8                 $4.95                60,650          $4.91
       $5.50-$8.00                  188,050             8.6                 $7.78                23,750          $7.47
       $8.00-$10.00                  88,000             7.9                 $9.04                30,450          $9.01

                                    350,650                                                     119,000




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

      The Company's public liability and property damage, cargo and workers' compensation premiums are subject to retrospective adjustments based on actual incurred losses. The actual adjustments normally are not known for at least one year; however, based upon a review of the preliminary compilation of losses incurred through December 31, 1997, management does not believe any material adjustment will be made to the premiums paid or accrued at that date.

4. FINANCING AGREEMENTS

Securitization of Receivables

      In December, 1996, the Company, UPAC and APR Funding Corporation (wholly-owned subsidiary of the Company) entered into an extendible three year securitization agreement whereby it can sell undivided interests in a designated pool of accounts receivable on an ongoing basis. The maximum allowable amount
of receivables to be sold under the        agreement is $50.0.  This agreement
replaced a similar securitization agreement with another financial institution that was entered into in October 1995 and UPAC's secured credit agreement, dated July 1994. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $34.5 million and $37.2 million at December 31, 1997 and 1996. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to purchase previous securitized receivables under the prior agreement and to pay off the secured note payable under UPAC's secured credit agreement.

      The terms of the agreement require UPAC to maintain a minimum tangible net worth of $5.0 million and contain restrictions on the payment of dividends by UPAC to TFH without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum tangible net worth of $50.0 million. The Company was in compliance with all such provisions at December 31, 1997.

      The terms of the securitization agreement require UPAC to maintain a reserve at specified levels which serves as collateral. At December 31, 1997, approximately $5.0 million of owned finance receivables served as collateral under the reserve provision.


Revolving Credit Agreement

      In September, 1988, Crouse entered into a five-year credit agreement with a commercial bank which provided for maximum borrowings equaling the lesser of $2,500,000 or the borrowing base, as defined in such agreement. This agreement was amended and superseded on September 30, 1991, and TFH was added as a
guarantor.  In September, 1996 the term    was extended to June 30, 1998.  There
was no outstanding balance on this revolving line of credit at December 31, 1996. At December 31, 1997 the outstanding balance was $2.5 million. The agreement provides for interest on borrowings at the bank's prime rate, 8.5% at December 31, 1997. The terms of the agreement require the maintenance of a minimum shareholder's equity and contain restrictions on declaration and payment of dividends, acquisition of Crouse stock, loans to officers or employees and type of investments. Crouse was in compliance with all such provisions at December 31, 1997.

Secured Loan Agreement

      Effective January 5, 1998, Crouse's Revolving Credit Agreement was terminated and replaced with a five year Secured Loan Agreement which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). Interest on the Working Capital Line accrues at a floating rate equal to the bank's prime rate. Interest on the Equipment Line accrues, at Crouse's option, at either a floating rate equal to the bank's prime rate or a fixed rate equal to the Federal Home Loan Bank Rate plus 200 basis points at the time of each advance. The Secured Loan Agreement is collateralized by Crouse's revenue equipment and bank deposit balances.

      The terms of the Secured Loan Agreement require Crouse to maintain tangible net worth of $24.0 million, increasing by $1.0 million per year beginning in 1998, and contain restrictions on the payment of dividends, incurring debt or liens, or change in majority ownership of Crouse. The terms of the agreement also permit the bank to accelerate the due date of borrowings if there is a material adverse change in the financial condition of Crouse.

      The balance outstanding on the Revolving Credit Agreement was refinanced under the Working Capital Line as of January 5, 1998.

5. COMMON STOCK AND EARNINGS PER SHARE

      On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. The second program was completed in the fourth quarter of 1997. During 1997, 1996 and 1995, the Company repurchased 257,099, 768,600 and 417,100 shares of common stock, which represented 19.5% of outstanding shares before initiating the program, at a cost of $12.5 million. Additionally, during the fourth quarter of 1996, the Company made an "Odd Lot Tender Offer" to holders of less than 100 shares of TFH Common Stock. Pursuant to this offer the Company repurchased 28,541 shares at a cost of $237,000.

      On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 2, 1997. The result of this transaction was the cancellation of approximately 107,000 shares of common stock held by holders of fewer than 100 shares, at the then current market price of $8.89 per share.

Earnings Per Share

      Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued in February 1997 and was effective for financial statements issued for periods ending after December 15, 1997. This standard requires dual presentation of basic and diluted earnings per share. Because of the Company's simple capital structure, income available to common shareholders is the same for the basic and diluted earnings per share computations. Such amounts were $1,100,000, $852,000 and $2,810,000 for 1997, 1996 and 1995. Following is a
reconciliation of basic weighted average common shares outstanding, weighted average common shares outstanding adjusted for the dilutive effects of
outstanding stock options, and basic and   diluted earnings per share for each
of the periods presented (in thousands, except per share amounts).


                                                   1997                      1996                            1995

                                                       Per Share                  Per Share                  Per Share
                                            Shares      Amounts         Shares     Amounts          Shares    Amounts


Basic earnings per share                        6,214   $  0.18         6,780     $  0.13              7,409    $   0.38

Plus incremental shares
from assumed conversion of
stock options                                      52                      40                             73

Diluted earnings per share                      6,266   $  0.18         6,820     $  0.12              7,482    $   0.37




Options to purchase 50,000 shares of common stock of an average exercise price of $9.58 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share because the options average exercise price was greater than the average market price of the common shares. These options remain outstanding and expire through 2007.


6. INCOME TAXES

      Deferred tax assets (liabilities) attributable to continuing operations are comprised of the following at December 31:

                                                                           1997              1996

                                                                              (In Thousands)
Current Deferred Tax Assets (Liabilities):
    Employee benefits.....................................               $      (401)      $      (75)
    Financial services revenue............................                      (205)              --
    Claims accruals and other.............................                       421              258
    Allowance for credit losses...........................                       186              435

         Net Current Deferred Tax Assets..................               $         1       $      618



Deferred Tax Assets (Liabilities):
    Operating property, principally
         due to differences in depreciation...............               $    (3,367)      $   (1,858)
    Amortization of intangibles...........................                      (245)            (132)
    Net operating loss carry forwards.....................                       693               --
    Alternative minimum tax and other
         credits..........................................                       654              787

         Net Deferred Tax Liabilities.....................               $    (2,265)      $   (1,203)




      At December 31, 1997, the Company had approximately $4.8 million of net operating loss carryforwards which were available for Federal income tax purposes, including $3.1 million which were recorded in the Net Assets of AFS, which expire in 2010 through 2012. At December 31, 1997 and 1996, the Company had $654,000 and $787,000 of alternative minimum tax and other credit carryforwards available which do not expire. Net Deferred Tax Assets of $1,396,000 and $974,000 were recorded as a portion of the AFS Net Assets as of December 31, 1997 and 1996. The Internal Revenue Service ("IRS") is currently examining the Company's 1994 through 1996 tax returns. The IRS has proposed adjustments to net operating loss and investment tax credit carryforwards utilized in the Company's 1994 tax return. The Company believes that it has made adequate provision for income taxes with respect to open years and any proposed adjustments will not have a material adverse impact on the financial position or operating results of the Company.

      The following is a reconciliation of the Federal statutory income tax rate to the effective income tax rate for continuing operations:

                                                                               1997          1996            1995

         Federal statutory income tax rate................                     35.0%          35.0%           35.0%
         State income tax rate, net.......................                      5.9            6.7             5.6
         Amortization of non-deductible
             acquisition intangibles......................                      2.3            6.3             2.2
         Non-deductible meals and
             entertainment................................                      2.4            2.8             0.9
         Adjustments to prior years' tax
             liabilities..................................                     12.9             --              --
         Other............................................                     (0.4)           0.2            (0.7)

         Effective income tax rate........................                     58.1%          51.0%           43.0%




    The components of the income tax provision, attributable to continuing operations, consisted of the following:

                                                   1997                                           1996

                                                                    (In thousands)
                                    Current       Deferred          Total         Current       Deferred         Total

    Federal...................      $   (145)     $    1,434      $  1,289        $    441       $   267         $   708
    State.....................            (9)            245           236             110            69             179

         Total................      $   (154)     $    1,679      $  1,525        $    551       $   336         $   887




7. CONTINGENCIES AND COMMITMENTS

      The Company is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

      Payments are made to tractor owner-operators under various short-term lease agreements for the use of revenue equipment. These lease payments, which totaled $14,351,000, $13,179,000 and $11,527,000 for 1997, 1996 and 1995, are
primarily based on miles traveled or on a percent of revenue generated through the use of the equipment.

      As of December 31, 1997, the Company had a commitment to acquire late model revenue tractors to replace older units at a total cost of approximately $4.1 million.

      Pursuant to its subscription agreement with Presis, TFH is committed to additional capital contributions of $2.1 million over the next 12 to 24 months (See Note 10).

8. AFS NET ASSETS

      Under the provisions of the Joint Plan, AFS is responsible for the administration of pre-July 12, 1991 creditor claims and conversion of assets owned before that date. As claims were allowed, distributions to those creditors occurred. The Joint Plan also provided for distributions to TFH as unsecured creditor distributions occurred in excess of 50% of allowed claims.
Such distributions were recognized as      "Income from Discontinued
Operations".   After unsecured creditors received distributions, including interest, equivalent to 130% of their allowed claims, TFH receives the full benefit of any remaining assets through its ownership of AFS stock. As of December 31, 1994 all unsecured creditors had been paid an amount equal to 130% of their allowed claims, which was the maximum distribution provided under the Joint Plan. TFH received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $6.8 million and $8.5 million to TFH on July 5, 1995, and July 11, 1996.

      In 1995, the Company recognized Income from Discontinued Operations of $3.6 million (net of income tax provision of $1.9 million) resulting primarily from a more favorable resolution of a significant claim against the estate than had originally been estimated.

      The remaining AFS net assets are depicted in the following table. The conversion of these assets and settlement of these liabilities is anticipated to be substantially completed during 1998.
                                                         Amount

                                                     (In Thousands)

  Cash and Short-Term Investments ...................     $ 6,816
   Deferred Income Tax Asset (primarily net loss
      carryforwards and other assets)................       1,396
  Other Assets, at estimated net realizable value...          135
  Accrued Administrative Costs..... .................        (354)

  Net Assets ........................................     $ 7,993



      AFS has provided notice to all known creditors and the deadline for filing claims to be resolved under the Joint Plan has expired. Creditors are barred from submitting claims after the deadline. As of December 31, 1997 no known claims remain unresolved. The closure of the estate is anticipated to occur in 1998.

      On January 12, 1994 a complaint was filed in the District Court of Johnson County, Kansas, against TFH, AFS and certain employees of those companies by a former employee of AFS. Such complaint alleges breach of contract, promissory estoppel, tortious interference, and misrepresentation and fraud, as it relates to an alleged incentive compensation arrangement between the former employee and AFS. The suit claims, from TFH and others, actual and punitive damages in excess of $4 million. Management believes such claims will not have a material adverse effect on TFH's financial position or results of operations.

9. ACQUISITION OF PREMIUM FINANCE SUBSIDIARIES

      On May 31, 1995, TFH completed the acquisition of all of the issued and outstanding stock of Agency Premium Resource, Inc. and Subsidiary ("APR"). The purchase price, together with payments for certain services to be rendered by the sellers after closing, was approximately $11.3 million. In addition to the Stock Purchase Agreement by which TFH acquired all of the APR stock, TFH entered into a consulting agreement with the former majority shareholder of APR, and an employment agreement with APR's president and chief executive officer. Under the former, TFH is entitled to consult with the former majority shareholder regarding APR for three years. Under the latter, APR was entitled to the continuation of the services of APR's president and chief executive officer for five years. This contract was amended and extended for two additional years with no increase in compensation. This transaction was accounted for as a purchase. TFH utilized a portion of its available cash to consummate the purchase. The terms of the acquisition and the purchase price resulted from negotiations between TFH and the APR shareholders.

      In connection with the purchase of   APR, TFH recorded goodwill of $2.4
million, which is being amortized on the straight-line basis over 15 years, and a software and service agreement of $1.0 million, which is being amortized over 5 years. Accumulated amortization of these intangibles at December 31, 1997 was $937,000.

      On March 29, 1996, TFH completed the acquisition of all of the issued and outstanding stock of UPAC. UPAC offers short-term collateralized financing of commercial and personal insurance premiums through approved insurance agencies in over 30 states throughout the United States. At March 31, 1996, UPAC had outstanding net finance receivables of approximately $30 million. This transaction was accounted for as a purchase. TFH utilized a portion of its available cash and short-term investments to consummate the purchase at a price of approximately $12.0 million. The terms of the acquisition and the purchase price resulted from negotiations between TFH and William H. Kopman, the former sole shareholder of UPAC. In connection with the purchase of UPAC, TFH has recorded goodwill of $6.6 million, which is being amortized on the straight-line basis over 25 years. Accumulated amortization of this intangible at December 31, 1997 was $463,000.

      In addition to the Stock Purchase Agreement by which TFH acquired all of the UPAC stock, TFH entered into a consulting agreement with Mr. Kopman. Under the consulting agreement, TFH is entitled to consult with Mr. Kopman on industry developments as well as UPAC operations through December 31, 1998. In addition to retaining the services of Mr. Kopman under a consulting agreement, certain existing executive management personnel of UPAC have been retained under multi-year employment agreements.

      The following reflects the operating results of TFH for the years ended December 31, 1996 and 1995 assuming the acquisitions occurred as of the beginning of each of the respective periods:


                                               Unaudited Pro Forma Operating Results
                                                (In thousands, except per share data)

                                                                                 1996                1995

             Operating Revenue...............................                $   116,116        $    102,329
             Income from Continuing Operations...................                    837               2,915
             Income from Discontinued Operations.................                    --                3,576


             Net Income......................................                $       837        $      6,491



             Basic Earnings Per Share -
                  Continuing Operations......................                $      0.12        $       0.39
                  Discontinued Operations....................                       0.00                0.48

                  Total......................................                $      0.12        $       0.87



      The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results which may occur in the future.


10. NEW VENTURE

  Effective July 31, 1997, the Company entered into a subscription agreement with a start-up venture, Presis, pursuant to which TransFinancial committed to a $2.9 million capital contribution over two years in exchange for the exclusive financing and/or sale rights to equipment produced by, and a controlling interest in, the venture. Presis owns rights to a proprietary, new technology for particle reduction. Presis intends to market equipment utilizing this technology to companies which would benefit from the use of sub-micron materials in their manufacturing processes. Capital contributions through December 31, 1997 total approximately $800,000, $500,000 of which has been capitalized in operating property and equipment and intangibles. The initial phase of this venture will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to generate minimal, if any, revenues and to incur additional operating losses in 1998, which may be material in relation to its consolidated results of operations.




                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL INFORMATION
                           DECEMBER 31, 1997 AND 1996


SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


      TFH's quarterly operating results from Crouse, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather related operating conditions. Inclement weather conditions during the winter months adversely affect freight shipments and increase operating costs. Historically, TFH has achieved its best operating results in the second and third quarters when adverse weather conditions have a lesser effect on operating efficiency.

      The following table sets forth selected unaudited financial information for each quarter of 1997 and 1996 (in thousands, except per share amounts).


                                                                           1997

                                                First        Second          Third        Fourth        Total

Revenue...................................    $    31,301   $    32,688    $   35,123    $    34,575  $    133,687
Operating Income(Loss)....................            935         1,065           866           (930)        1,936
Nonoperating Income (Expense).............            215           215           181             78           689
Net Income(Loss)..........................            632           704           569           (805)        1,100
Basic and Diluted Earnings
    per Share.............................           0.10          0.11          0.09          (0.13)         0.18

                                                                           1996

                                                First        Second          Third        Fourth        Total

Revenue...................................    $    25,216   $    28,345    $   30,041     $   31,281  $    114,883
Operating Income (Loss)...................            194           426           709           (483)          846
Nonoperating Income (Expense).............            425           209           297            (38)          893
Net Income (Loss).........................            353           362           505           (368)          852
Basic Earnings per Share..................           0.05          0.05          0.08          (0.05)         0.13
Diluted Earnings per Share................           0.05          0.05          0.08          (0.05)         0.12



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None
                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3), the information required by this
Item 10 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A. (See Item 4, included elsewhere herein, for a listing of Executive Officers of the Registrant).

ITEM 11.  EXECUTIVE COMPENSATION

      Pursuant to General Instruction G(3), the information required by this
Item 11 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Pursuant to General Instruction G(3), the information required by this
Item 12 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to General Instruction G(3), the information required by this
Item 13 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)1. Financial Statements


       Included in Item 8, Part II of this Report -

       Consolidated Balance Sheets at December 31, 1997 and 1996

       Consolidated Statements of Income for the years ended December 31, 1997,
          1996 and 1995

       Consolidated Statements of Cash Flows for the years ended December 31,
          1997, 1996 and 1995

       Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

       Supplemental Financial Information (Unaudited) - Summary of Quarterly
          Financial Information for 1997 and 1996

 (a)2. Financial Statement Schedules


       Included in Item 14, Part IV of this Report -

       Financial Statement Schedules for the three years ended December 31, 1997:

       Schedule II - Valuation and Qualifying Accounts

      Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(a)3.  Exhibits



         Exhibit No.   Exhibit Description


             2(a) Fifth Amended Joint Plan of Reorganization of the Registrant and others and Registrant's Disclosure Statement Relating to the Fifth Amended Joint Plan of Reorganization. Filed as
                   Exhibit 28(a) and 28(b) to the Registrant's Form 8-K dated March 21, 1991.

             2(b) United States Bankruptcy Court order confirming the Fifth Amended Joint Plan of Reorganization of the Registrant and others. Filed as Exhibit 28(c) to Registrant's Form 8-K dated June 11, 1991.

             3(a) 1997 Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

             3(b) Restated By-Laws of the Registrant. Filed as Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

             4 Specimen Certificate of the Common Stock, $.01 par value, of the Registrant. Filed as Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

             10(a) Form of Indemnification Agreement with Directors and
                   Executive Officers. Filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

             10(b) Secured Revolving Credit Agreement for a revolving credit facility in the amount of $2,500,000 by and between Crouse Company and Bankers Trust Company of Des Moines, Iowa. Filed as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 by Amendment No. 1 dated July 30, 1992.

             10(c) Registrant's 1992 Incentive Stock Plan.  Filed as Exhibit
                   10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

             10(d) Stock Purchase Agreement dated May 23, 1995 by and among
                   Anuhco, Inc. Seafield   Capital Corporation and C. Ted
                   McCarter. Filed as Exhibit 2(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

             10(e) Consulting and Assignment Agreement dated May 31, 1995 by and between Seafield Capital Corporation and Anuhco, Inc. Filed as Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

             10(f) Stock Purchase Agreement by and between Anuhco, Inc. and
                   William H. Kopman, dated December 18, 1995.  Filed as
                   Exhibit 2(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

             10(g) First Amendment to Stock Purchase Agreement by and between
                   Anuhco, Inc. and William H. Kopman, dated March 7, 1996. Filed as Exhibit 2(b) to Registrant's Current Report on Form 8-K dated March 29, 1996.

             10(h) Second Amendment to Stock Purchase Agreement by and between
                   Anuhco, Inc. and William H. Kopman, dated March 29, 1996. Filed as Exhibit 2(c) to Registrant's Current Report on Form 8-K dated March 29, 1996.

             10(i) Consulting Agreement by and between William H. Kopman and
                   Anuhco, Inc., dated March 29, 1996. Filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

             10(j) Receivables Purchase Agreement by and among APR Funding
                   Corporation, Universal Premium Acceptance Corporation, Anuhco, Inc., EagleFunding Capital Corporation, The First
                   National Bank of        Boston, dated December 31, 1996.
                   Filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

             10(k)*Secured Loan Agreement by and between Bankers Trust Company of Des Moines, Iowa and Crouse Cartage Company, dated January 5, 1998.

             21* List of all subsidiaries of TransFinancial Holdings, Inc. the state of incorporation of each such subsidiary, and the names under which such subsidiaries do business.

             23*  Consent of Independent Accountant.


             27*  Financial Data Schedule.


(b)          Reports on Form 8-K


 No reports on Form 8-K were filed during the quarter ended December 31, 1997.


 *Filed herewith.


                                  TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                          Additions

                                                Balance at        Charged         Charged                      Balance
                                                Beginning            to           to Other          Deduc-      at End
Description                                      of Year          Expense         Accounts         tions(1)    of Year

                                                                              (In Thousands)
Allowance for credit losses
  accounts (deducted from
    freight accounts receivable)
        Year Ended December 31 -
         1997...............................      $   419        $   120          $     --         $     (75)      $  464
         1996...............................          409            120                --              (110)         419
         1995...............................          412             90                --               (93)         409
Allowance for credit losses (deducted from
    finance accounts receivable)
       Year Ended December 31 -
         1997...............................      $   769        $   950          $     --         $  (1,220)      $  499
         1996...............................          351            892               510(2)           (984)         769
         1995...............................           --            175               515(3)           (339)         351



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



Date:  March 30, 1998               By         /s/Timothy P. O'Neil

                                               Timothy P. O'Neil,
                                               President and Chief Executive
                                               Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Timothy P. O'Neil                President and Chief Executive Officer

Timothy P. O'Neil


/s/Mark A. Foltz                    Vice President, Finance and Secretary

Mark A. Foltz                       (Principal Accounting Officer)


/s/William D. Cox                   /s/Roy R. Laborde

William D. Cox, Chairman            Roy R. Laborde, Vice Chairman of the
of the Board of Directors           Board of Directors


/s/Lawrence, D. Crouse              /s/Timothy P. O'Neil

Lawrence D. Crouse, Director        Timothy P. O'Neil, Director


/s/J. Richard Devlin                /s/Eleanor B. Schwartz

J. Richard Devlin, Director         Eleanor B. Schwartz, Director


/s/ Harold C. Hill                  /s/ Clark D. Stewart

Harold C. Hill, Jr., Director       Clark D. Stewart, Director




March 30, 1998
Date of all signatures



                TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX



Exhibit No.                      Exhibit Description





     10(k) Secured Loan Agreement by and between Bankers Trust Company of Des Moines, Iowa and Crouse Cartage Company, dated January 5, 1998.

     21         List of all Subsidiaries of TransFinancial Holdings, Inc.

     23         Consent of Independent Accountant.

     27         Financial Data Schedule.