Form 10-Q
period 1998-03-31
TRANSFINANCIAL HOLDINGS INC
filed 1998-05-15
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

               Class                               Outstanding at May 8, 1998

      Common stock, $0.01 par value                           6,031,437 Shares




PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements



                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1998                1997


Operating Revenues..........................................................    $   37,003           $ 31,057

Operating Expenses..........................................................        36,703             30,122


Operating Income............................................................           300                935


Nonoperating Income (Expense)
   Interest income, net.....................................................            16                215
   Other....................................................................            35                 --

       Total nonoperating income (expense)..................................            51                215


Income Before Income Taxes..................................................           351              1,150
Income Tax Provision........................................................           190                518

Net Income..................................................................    $      161           $    632


Basic and Diluted Earnings Per Share........................................    $     0.03           $   0.10


Basic Average Shares Outstanding............................................         6,053              6,375


Diluted Average Shares Outstanding..........................................         6,124              6,409




                                The accompanying notes to consolidated financial statements are an integral part of these statements.


                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)
                                                                              MARCH 31,        DECEMBER 31,
                                                                                   1998              1997

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and temporary cash investments......................................     $    3,291          $   4,778
   Short-term investments...................................................            525              3,543
   Freight accounts receivable, less allowance
       for doubtful accounts of $446 and $464...............................         15,793             14,909
   Finance accounts receivable, less allowance
       for doubtful accounts of $169 and $499...............................         15,576             14,016
   Current deferred tax assets..............................................          1,349                  1
   Other current assets.....................................................          2,724              1,831
   AFS net assets (Note 5)..................................................          6,704              7,993

       Total current assets.................................................         45,962             47,071

Operating Property, at Cost:
   Revenue equipment........................................................         34,485             32,275
   Land.....................................................................          3,585              3,585
   Structures and improvements..............................................         10,512             10,506
   Other operating property.................................................          9,431              9,624

                                                                                     58,013             55,990
       Less accumulated depreciation........................................        (22,206)           (22,969)

           Net operating property...........................................         35,807             33,021

Intangibles, net of accumulated amortization................................          9,055              9,243
Other Assets................................................................            799                420

                                                                                 $   91,623          $  89,755



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $    2,436          $     754
   Accounts payable.........................................................          4,350              2,855
   Notes payable............................................................          1,851              2,500
   Accrued payroll and fringes..............................................          6,315              5,956
   Claims and insurance accruals............................................            317                566
   Accrued and current deferred income taxes................................            112                 --
   Other accrued expenses...................................................          1,432              2,374

       Total current liabilities............................................         16,813             15,005

Deferred Income Taxes.......................................................          2,145              2,265
Shareholders' Equity
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,512,672 and 7,509,622 shares................................             75                 75
   Paid-in capital..........................................................          5,600              5,581
   Retained earnings........................................................         79,555             79,394
   Treasury stock, 1,481,935 shares, at cost................................        (12,565)           (12,565)

       Total shareholders' equity...........................................         72,665             72,485

                                                                                 $   91,623          $  89,755


                                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                           (In thousands)
                                                            (Unaudited)

                                                                            1998               1997

Cash Flows From Operating Activities
  Net income..........................................................   $     161          $      632
  Adjustments to reconcile net income to
    cash provided by operating activities
      Depreciation and amortization...................................       1,292               1,078
      Provision for credit losses.....................................         210                 199
      Deferred tax provision..........................................      (1,468)                105
      Other...........................................................         (15)                 --
      Net increase (decrease) from change in other
       working capital items affecting operating activities...........         756              (1,249)

                                                                               936                 765

Cash Flows From Investing Activities
  Purchase of operating property......................................      (3,875)             (3,146)
  Origination of finance accounts receivable..........................     (32,295)            (31,995)
  Sale of finance accounts receivable.................................      20,085              20,512
  Collection of owned finance accounts receivable.....................      10,473               9,965
  Purchases of short-term investments.................................          --              (6,868)
  Maturities of short-term investments................................       3,018               6,732
  Other...............................................................        (379)                230

                                                                            (2,973)             (4,570)

Cash Flows From Financing Activities
  Cash overdrafts........................................................    1,682                  --
  Payments to acquire treasury stock..................................          --                (199)
  Repayments on credit agreements, net................................      (1,101)                 --
  Other...............................................................         (31)                 --

                                                                               550                (199)

Net Decrease in Cash and Temporary Cash Investments...................      (1,487)             (4,004)

Cash and Temporary Cash Investments at beginning of period............       4,778               9,021


Cash and Temporary Cash Investments at end of period..................   $   3,291          $    5,017



Cash Paid During the Period for
  Interest............................................................   $      48          $       --
  Income Tax..........................................................   $      --          $        4

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


                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)

                                                                                                       Total
                                                                                                       Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings       Stock         Equity

Balance at December 31, 1996..................     $   76      $ 5,529    $  79,242     $(10,286)     $ 74,561

Net income....................................         --           --        1,100           --         1,100

Fractional shares cancelled in reverse stock
  split.......................................         (1)          --         (948)          --          (949)

Issuance of shares under Incentive Stock Plan.         --           52           --           (2)           50

Purchase of 257,099 shares of common stock....         --           --           --       (2,277)       (2,277)


Balance at December 31, 1997..................         75        5,581       79,394      (12,565)       72,485

Net Income....................................         --           --          161           --           161

Issuance of shares under Incentive Stock Plan.         --           19           --           --            19


Balance at March 31, 1998 (unaudited).........     $   75      $ 5,600    $  79,555     $(12,565)     $ 72,665




                                 The accompanying notes to consolidated financial statements are an integral part of these statements.


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been examined or reviewed by independent public accountants. The yearend condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on March 30, 1998, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.

  As of January 1, 1998, the Company prospectively increased the estimated remaining lives of certain revenue equipment to reflect the Company's actual utilization of such equipment. This change decreased depreciation and amortization and increased operating income by approximately $150,000 for the first quarter of 1998. Net income was increased by approximately $90,000 or $.01 per share. This change will decrease depreciation and increase operating income by approximately $500,000 for the remaining nine months of 1998 from amounts which would have been recorded had the change not been made.

2.    SEGMENT REPORTING

  The Company operates in three business segments: transportation, financial services, and industrial technology. Other items are shown in the table below for purposes of reconciling to consolidated amounts.

                                                First       Operating    Operating       Total
($ in thousands)                               Quarter      Revenues      Income        Assets


Transportation                                 1998        $  35,547   $     829     $  51,304
                                               1997           29,144         791        37,157

Financial Services                             1998            1,420         (55)       24,114
                                               1997            1,890         374        25,816

Industrial Technology                          1998               --        (193)          691
                                               1997               --          --            --

Total Segments                                 1998           36,967         581        76,109
                                               1997           31,034       1,165        62,973

General Corporate and Other                    1998               36        (281)       15,514
                                               1997               23        (230)       25,221

Consolidated                                   1998           37,003         300        91,623
                                               1997           31,057         935        88,194



3.    PROFIT SHARING

  In September 1988, the employees of Crouse Cartage Company ("Crouse"), a wholly owned subsidiary of TransFinancial, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and will continue in effect until a replacement of the Collective Bargaining Agreement is reached between the parties. Crouse has continued to operate under the terms of its Teamsters union contract which expired March 31, 1998, including the profit sharing provisions, and is hopeful that the negotiation of a satisfactory contract will occur in the near future. The accompanying consolidated balance sheets as of March 31, 1998 include an accrual for profit sharing costs of $747,000. The accompanying consolidated statements of income include profit sharing costs of $747,000 and $778,000 for the first quarter of 1998 and 1997.

4.    FINANCING AGREEMENTS

  In December, 1996, TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. The maximum allowable amount of receivables to be sold under the agreement is $50,000,000. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $34.1 million and $36.6 million at March 31, 1998 and 1997. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.

  The terms of the agreement require UPAC to maintain a minimum tangible net worth of $5 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $50 million. The Company was in compliance with all such provisions at March 31, 1998. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At March 31, 1998, approximately $5.2 million of owned finance receivables served as collateral under the default reserve provision.

  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). There were no borrowings under the Equipment Line in the quarter ended March 31, 1998. The following table summarizes activity under the Working Capital Line in the quarter ended March 31, 1998 (in thousands, except percentages):

                                                           First
                                                          Quarter
                                                           1998


  Balance outstanding at end of period..................  $1,851
  Average amount outstanding ...........................  1,977
  Maximum month end balance outstanding.................  2,752
  Interest rate at end of period........................   8.5%
  Weighted average interest rate........................   8.5%


5.    AFS NET ASSETS

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

  AFS has made full payment of all its resolved claims and liabilities. The remaining AFS assets were estimated to have net realizable value of $7.1 million at March 31, 1998. The primary assets include approximately $6.8 million in cash and investments. There are no material claims outstanding as of March 31, 1998.

  On April 24, 1998, the lawsuit against TransFinancial, AFS and certain directors and officers of those companies by a former employee of AFS was settled with no material impact on the Company's financial position or results of operations.

  On April 30, 1998, AFS paid a dividend to TransFinancial of substantially all of its remaining net assets, including approximately $6.5 million of cash and investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            RESULTS OF OPERATIONS


First quarter ended March 31, 1998 compared to the first quarter March 31, 1997

  TransFinancial operates primarily in three distinct segments; transportation, through its subsidiary, Crouse; and financial services, through its subsidiary, UPAC; and industrial technology, through its subsidiary, Presis.

TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                     Qtr. 1 1998
                                                        vs.
                                                     Qtr. 1 1997

Increase (decrease) from:
  Increase in LTL tonnage........................     $4,399
  Increase in LTL revenue per hundredweight......        249
  Increase in truckload revenues.................      1,755

      Net increase...............................     $6,403



  Less-than-truckload ("LTL") operating revenues rose by 18.9% for the first quarter of 1998, as compared to the same period in 1997. Crouse achieved an increase of 17.9% in LTL tons for the first quarter of 1998, compared to 1997. Crouse's LTL revenue yield improved approximately 1.0% from the first quarter of 1997 to the same period of 1998. The first quarter improvement in revenue yield was the result of a general rate increase placed in effect January 1, 1998 and negotiated rate increases on certain shipping contracts, offset in part by reductions or elimination of fuel surcharges in place in the first quarter of 1997 to recover the high cost of diesel fuel in that period.

  Truckload operating revenues were more than 38.2% higher in the first quarter of 1998, on approximately 38% more shipments, reflecting increased strength in the meat industry.

Operating Expense - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                           Percent of Operating Revenue

                                                                  First Quarter

                                                                 1998         1997

Salaries, wages and employee benefits....................        58.0%        56.6%
Operating supplies and expenses..........................        11.3%        13.2%
Operating taxes and licenses.............................         2.4%         2.9%
Insurance and claims.....................................         2.0%         2.0%
Depreciation.............................................         2.4%         3.0%
Purchased transportation.................................        21.6%        19.6%

    Total operating expenses.............................        97.7%        97.3%



  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, was higher for the first quarter of 1998, as compared to the first quarter of 1997, as a result of the Company's substantial investments in 1997 to expand Crouse's service area to include Ohio, Michigan and Kentucky and to modernize the Company's fleet and management information systems. Crouse's operating expenses were positively impacted by approximately $150,000 as a result of a change in accounting estimate of the remaining useful lives of certain revenue equipment. This change is expected to decrease operating expenses by approximately $500,000 for the remaining nine months of 1998.

FINANCIAL SERVICES


  For the first quarter of 1998, UPAC reported an operating loss of $55,000 on net financial services revenue of $1.4 million, as compared to operating income of $374,000 on net financial services revenue of $1.9 million for the first quarter of 1997. The decrease in net financial services revenue and operating income was the result of reduced average total receivables outstanding, a lower average yield on finance contracts and a slight increase in the Company's cost of funds.

INDUSTRIAL TECHNOLOGY


  In the first quarter of 1998, Presis, the Company's start-up industrial technology business recognized operating expenses of $193,000, primarily in salaries, wages and employee benefits. In its initial phase Presis will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to generate minimal, if any, revenues and to incur operating losses in the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

OTHER


  Net interest income decreased in the first quarter of 1998 as compared to the first quarter of 1997 as a result of reduced average balances invested and interest expense on borrowed funds under Crouse's Working Capital Line. TransFinancial's effective income tax rate for the first quarter of 1998 was 54% as compared to 45% for the same period of 1997. This increase was the result of the greater significance of non-deductible intangibles amortization relative to reduced pre-tax income.


Outlook


  The following statements are forward-looking statements, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

  The Company has developed a three-year strategic plan with the goals of continuing the growth of each of its business segments, and making the financial services segment a more equal contributor to the Company's earnings per share. In the transportation segment, the plan calls for the Company to continue to provide and improve upon its already superior service to its customers in its primary operating territory, while extending its operations throughout the Midwest. As the Company makes the strategic investments necessary to support this expansion, the Company intends to continue to improve the efficiency and effectiveness of its existing base of operations.

  The financial services segment will also focus on increasing its market penetration in certain states with substantial population and industrial base. The additional volumes of premium finance contracts is expected to be handled within the Company's existing administrative operations without incurring significant additional fixed costs.

  In its initial phase Presis will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to generate minimal, if any, revenues and to incur operating losses in the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

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

Transportation


  Certain specific factors which may affect the Company's transportation operation include: competition from other regional and national carriers for freight in the Company's primary operating territory; price pressure; changes in fuel prices; labor matters; including changes in labor costs, and other labor contract issues resulting from the negotiation of a new contract to replace the current contract which expired March 31, 1998, and environmental matters.

Financial Services


  Certain specific factors which may affect the Company's financial services operation include: the performance of financial markets and interest rates; the performance of the insurance industry; competition from other premium finance companies and insurance carriers for finance business in the Company's key operating states resulting adverse changes in interest rates in states in which the Company operates; greater than expected credit losses; the acquisition and integration of additional premium finance operations or receivables portfolios; and, the inability to obtain continued financing at a competitive cost of funds.

Industrial Technology


  As described below under the caption "Financial Condition," the Company has acquired an equity interest in a start-up business formed to develop, sell and/or finance equipment utilizing an industrial technology for dry particle processing. This technology is subject to risks and uncertainties in addition to those generally applicable to the Company's operations described herein. These additional risks and uncertainties include the efficacy and commercial viability of the technology, the ability of the venture to market the technology, the acceptance of such technology in the marketplace, the general tendency of large corporations to be slow to change from known technology, the business' reliance on third parties to manufacture the equipment utilizing the technology, the ability to protect its proprietary information in the technology and potential future competition from third parties developing equivalent or superior technology. As result of these and other risks and uncertainties, the future results of operations of the venture are difficult to predict, and such results may be materially better or worse than expected or projected.

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

General Factors


  Certain general factors which could affect any or all of the Company's operations include: changes in general business and economic conditions; changes in governmental regulation; and, tax changes. Expansion of these businesses into new states or markets is substantially dependent on obtaining sufficient business volumes from existing and new customers in these new markets at compensatory rates.

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


                             FINANCIAL CONDITION

  The Company's financial condition remained strong at March 31, 1998 with no long-term debt and more than $3.8 million in cash and investments at the TransFinancial level, as well as approximately $6.8 million in cash and investments held in the discontinued operation. Effective April 30, 1998, AFS paid a dividend to TransFinancial of substantially all of its remaining net assets, including approximately $6.5 million of cash and investments. In addition, during the first quarter of 1998, the Company has purchased $3.9 million of operating property and equipment, without incurring any long-term indebtedness. The Company has additional commitments to purchase operating property and equipment at a cost of approximately $600,000 for delivery through May 1998. These purchases are expected to be funded from operating cash flows and available cash and investments. In addition, the Company expects to acquire approximately $1.9 million of operating equipment through a long-term operating lease by December 31, 1998.

  A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement, which matures December 31, 1999, currently provides for the sale of a maximum of $50 million of eligible receivables. As of March 31, 1998, $34.1 million of such receivables had been securitized.

  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). There were no borrowings under the Equipment Line in the quarter ended March 31, 1998. As of March 31, 1998, a balance of $1.9 million was outstanding under the Working Capital Line.

  Effective July 31, 1997, the Company entered into a subscription agreement with a start-up business, Presis, L.L.C., pursuant to which TransFinancial committed to a $2.9 million capital contribution over two years in exchange for the exclusive finance and/or sale rights to equipment produced by, and a controlling interest in, Presis. Presis owns rights to a proprietary, industrial technology for dry particle processing. Presis intends to market equipment utilizing this technology to companies which would benefit from the use of dry particle processing in their manufacturing processes. Capital contributions through March 31, 1998 total approximately $1.0 million. In its initial phase, Presis will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to incur initial operating losses during the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

  On April 8, 1998, 70% of the voting members of the International Brotherhood of Teamsters ("Teamsters Union") approved a new national contract effective April 1, 1998 for five years. The new national contract provides, among other things, for a first year $750 bonus in lieu of a pay increase and total wage, pension and health and welfare increases of approximately 2.8% per year.
Crouse, along with certain other regional carriers, has elected to bargain independently with the Teamsters Union. While the Teamsters Union has not yet commenced negotiations with Crouse, the Company is hopeful that it will be able to negotiate a satisfactory contract in the near future. There can be, however, no assurance that Crouse will be able to negotiate a new contract with the Teamsters Union, or that work stoppages will not occur, or that the terms of any such contract, including the profit sharing program, will not be substantially less favorable than those of the existing contract. If a work stoppage should occur, Crouse's customer base would be put at risk inasmuch as its competition would have a continuing operating advantage. Any of these actions could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings Reference is made to Item 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

      On April 24, 1998, the lawsuit against TransFinancial, AFS and certain directors and officers of those companies by a former employee of AFS was settled with no material impact on the Company's financial position or results of operations.

Item 2.   Changes in Securities -- None


Item 3.   Defaults Upon Senior Securities - None


Item 4.   Submission of Matters to Vote of Security Holders


  (a)  Annual Meeting of Shareholders was held on April 27, 1998.

     (b) The nominees for the board of directors previously reported to the Commission in the Company's Proxy Statement were elected.

  (c) The matters voted upon at the Annual Meeting were as follows:

      (1) The adoption of the TransFinancial Holdings, Inc. 1998 Long-Term Incentive Plan was approved with 2,639,859 shares voting for, 995,883 shares voting against, 27,767 shares abstaining and 1,729,183 shares delivered by brokers not voted.

      (2) All seven nominees for director were elected as follows:

                                                     Shares Voted
           Nominees                                For         Withheld

          William D. Cox                        5,175,426     217,266
          Lawrence D. ("Larry") Crouse          5,065,653     327,039
          J. Richard Devlin                     5,160,065     232,627
          Harold C. Hill, Jr.                   5,176,841     215,851
          Roy R. Laborde                        5,061,053     331,639
          Timothy P. O'Neil                     5,157,713     234,979
          Clark D. Stewart                      5,171,414     221,278

      (3) The selection of Coopers & Lybrand L.L.P. as independent public accountants was ratified with 5,307,929 shares voting for 70,082 shares voting against, and 14,681 shares abstaining.


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



                                          By:     /s/ Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer



                                          By:     /s/ Mark A. Foltz

                                                  Mark A. Foltz
                                                  Vice President, Finance and
                                                  Secretary


Date:  May 15, 1998

                                EXHIBIT INDEX

Assigned
Exhibit
Number                        Description of Exhibit


27                            Financial Data Schedule.