Form 10-Q
period 1998-06-30
TRANSFINANCIAL HOLDINGS INC
filed 1998-08-14
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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

               Class                            Outstanding at August 14, 1998

      Common stock, $0.01 par value                           4,844,974 Shares




PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1998                1997


Operating Revenues..........................................................    $   37,036           $ 32,513

Operating Expenses..........................................................        36,770             31,448


Operating Income............................................................           266              1,065


Nonoperating Income (Expense)
   Interest income, net.....................................................            70                168
   Other....................................................................            61                 47

       Total nonoperating income (expense)..................................           131                215


Income Before Income Taxes..................................................           397              1,280
Income Tax Provision........................................................           221                576

Net Income..................................................................    $      176           $    704

Basic and Diluted Earnings Per Share........................................    $     0.03           $   0.11



Basic Average Shares Outstanding............................................         6,055              6,320



Diluted Average Shares Outstanding..........................................         6,118              6,363




                                The accompanying notes to consolidated financial statements are an integral part of these statements.


                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1998                1997


Operating Revenues..........................................................    $   74,038           $ 63,570

Operating Expenses..........................................................        73,472             61,571


Operating Income............................................................           566              1,999


Nonoperating Income (Expense)
   Interest income, net.....................................................            87                383
   Other....................................................................            95                 47

       Total nonoperating income (expense)..................................           182                430


Income Before Income Taxes..................................................           748              2,429
Income Tax Provision........................................................           410              1,093

Net Income..................................................................    $      338           $  1,336

Basic and Diluted Earnings Per Share........................................    $     0.06           $   0.21



Basic Average Shares Outstanding............................................         6,054              6,347



Diluted Average Shares Outstanding..........................................         6,120              6,383




                                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)
                                                                                 JUNE 30,      DECEMBER 31,
                                                                                   1998              1997

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and temporary cash investments......................................     $    5,197          $   4,778
   Short-term investments...................................................          3,523              3,543
   Freight accounts receivable, less allowance
       for doubtful accounts of $228 and $464...............................         13,658             14,909
   Finance accounts receivable, less allowance
       for doubtful accounts of $469 and $499...............................         17,464             14,016
   Current deferred tax assets..............................................          1,542                  1
   Other current assets.....................................................          2,697              1,831
   AFS net assets...........................................................            218              7,993

       Total current assets.................................................         44,299             47,071

Operating Property, at Cost:
   Revenue equipment........................................................         32,555             32,275
   Land.....................................................................          3,585              3,585
   Structures and improvements..............................................         10,512             10,506
   Other operating property.................................................         12,239              9,624

                                                                                     58,891             55,990
       Less accumulated depreciation........................................        (23,083)           (22,969)

           Net operating property...........................................         35,808             33,021

Intangibles, net of accumulated amortization................................         10,762              9,243
Other Assets................................................................            875                420

                                                                                 $   91,744          $  89,755



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $    3,468          $     754
   Accounts payable.........................................................          4,722              2,855
   Notes payable............................................................             --              2,500
   Accrued payroll and fringes..............................................          6,883              5,956
   Claims and insurance accruals............................................            351                566
   Other accrued expenses...................................................          1,145              2,374

       Total current liabilities............................................         16,569             15,005

Deferred Income Taxes.......................................................          2,327              2,265
Shareholders' Equity
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,512,892 and 7,509,622 shares................................             75                 75
   Paid-in capital..........................................................          5,606              5,581
   Retained earnings........................................................         79,732             79,394
   Treasury stock, 1,481,935 shares, at cost................................        (12,565)           (12,565)

       Total shareholders' equity...........................................         72,848             72,485

                                                                                 $   91,744          $  89,755



                                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                           (In thousands)
                                                            (Unaudited)
                                                                            1998               1997

Cash Flows From Operating Activities
  Net income..........................................................   $     338          $    1,336
  Adjustments to reconcile net income to
    cash provided by operating activities
      Depreciation and amortization...................................       2,689               2,212
      Provision for credit losses.....................................         268                 403
      Deferred income tax provision (benefit).........................      (1,187)                602
      Net increase (decrease) from change in other
       working capital items affecting operating activities...........       2,241              (1,840)

                                                                             4,349               2,713

Cash Flows From Investing Activities
  Proceeds from discontinued operations ..............................       6,345                  --
  Purchase of finance subsidiary......................................      (4,178)                 --
  Purchase of operating property......................................      (5,213)             (5,441)
  Origination of finance accounts receivable..........................     (71,682)            (63,229)
  Sale of finance accounts receivable.................................      54,722              41,263
  Collection of owned finance accounts receivable.....................      16,315              19,978
  Purchases of short-term investments.................................      (2,998)             (6,868)
  Maturities of short-term investments................................       3,018               9,829
  Other...............................................................        (303)                (55)

                                                                            (3,974)             (4,523)
Cash Flows From Financing Activities
  Cash overdrafts........................................................    2,593                  --
  Payments to acquire treasury stock..................................          --              (1,114)
  Repayments on credit agreements, net................................      (2,500)                 --
  Other...............................................................         (49)                 --

                                                                                44              (1,114)

Net Increase (Decrease) in Cash and Temporary Cash Investments........         419              (2,924)
Cash and Temporary Cash Investments at beginning of period............       4,778               9,021

Cash and Temporary Cash Investments at end of period..................   $   5,197          $    6,097


Cash Paid During the Period for
  Interest............................................................   $      62          $       --
  Income Tax..........................................................   $     363          $       27

Supplemental Schedule of Noncash Investing and Financing Activities
On May 29, 1998, the Company acquired all of the capital stock of Oxford Premium Finance, Inc. ("Oxford") for approximately
$4,178,000.  In conjunction with the acquisition, liabilities were assumed as follows:
                                                                           1998

Fair Value of Assets acquired                                            $  22,338
Cash paid for capital stock and acquisition expenses                        (4,178)
Intangibles                                                                  1,876

Liabilities assumed                                                   $     20,036


In connection with the acquisition of Oxford, $19.0 million of its finance accounts receivables were sold under the securitization agreement.  The proceeds of the sale were paid directly to Oxford's former line of credit bank to repay the balance outstanding under the line at the date of acquisition.
               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)

                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1996..................     $   76      $ 5,529    $  79,242     $(10,286)     $ 74,561

Net income....................................         --           --        1,100           --         1,100

Fractional shares cancelled in reverse stock
  split.......................................         (1)          --         (948)          --          (949)

Issuance of shares under Incentive Stock Plan.         --           52           --           (2)           50

Purchase of 257,099 shares of common stock....         --           --           --       (2,277)       (2,277)


Balance at December 31, 1997..................         75        5,581       79,394      (12,565)       72,485

Net Income....................................         --           --          338           --           338

Issuance of shares under Incentive Stock Plan.         --           25           --           --            25


Balance at June 30, 1998 (unaudited)..........     $   75      $ 5,606    $  79,732     $(12,565)     $ 72,848






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

  As of January 1, 1998, the Company prospectively increased the estimated remaining lives of certain revenue equipment to reflect the Company's actual utilization of such equipment. This change decreased depreciation and increased operating income by approximately $160,000 for the second quarter and $310,000 for the first six months of 1998. Net income was increased by approximately $96,000 or $0.02 per share for the second quarter and $186,000 or $0.03 per share for the first six months of 1998. This change will decrease depreciation and increase operating income by approximately $328,000 for the remaining six months of 1998 from amounts which would have been recorded had the change not been made.

2.    SEGMENT REPORTING

  The Company operates in three business segments: transportation, financial services, and industrial technology. Other items are shown in the table below for purposes of reconciling to consolidated amounts.

                                                   Second Quarter                  Six Months

                                               Operating    Operating        Operating   Operating     Total
($ in thousands)                                Revenues      Income         Revenues     Income       Assets


Transportation                     1998        $  35,227   $     658         $70,774     $  1,487     $50,359
                                   1997           30,692       1,071          59,836        1,862      40,472

Financial Services                 1998            1,773         114           3,193           60      25,750
                                   1997            1,797         288           3,687          661      26,573

Industrial Technology              1998               --        (269)             --         (462)        717
                                   1997               --          --              --           --          --

Total Segments                     1998           37,000         503          73,967        1,085      76,826
                                   1997           32,489       1,359          63,523        2,523      67,045

General Corporate and Other        1998               36        (237)             71         (519)     14,918
                                   1997               24        (294)             47         (524)     21,944

Consolidated                       1998           37,036         266          74,038          566      91,144
                                   1997           32,513       1,065          63,570        1,999      88,989



3.  ACQUISITION OF PREMIUM FINANCE SUBSIDIARY

   On May 29, 1998, TransFinancial Holdings, Inc. ("TransFinancial" or "the Company") through Universal Premium Acceptance Corporation ("UPAC"), its insurance premium finance subsidiary, completed the acquisition of all of the issued and outstanding stock of Oxford Premium Finance, Inc. ("Oxford") for approximately $4.2 million. Oxford offers short-term collateralized financing of commercial insurance premiums through approved insurance agencies in 17 states throughout the United States. At May 29, 1998, Oxford had outstanding net finance receivables of approximately $22.5 million. This transaction was accounted for as a purchase. UPAC sold an additional $4.2 million of its receivables under its receivable securitization agreement to obtain funds to consummate the purchase. Concurrently with the closing of the acquisition, UPAC amended its receivables securitization agreement to increase the maximum allowable amount of receivables to be sold under the agreement from $50 million to $65 million and to permit the sale of Oxford's receivables under the agreement. Effective on May 29, 1998, Oxford sold approximately $19 million of its receivables under the securitization agreement using the proceeds to repay the balance outstanding under its prior financing arrangement. The terms of the acquisition and the purchase price resulted from negotiations between UPAC and Oxford Bank & Trust Company, the former sole shareholder of Oxford. In connection with the purchase of Oxford, based on a preliminary allocation of the purchase price, TransFinancial has recorded goodwill of $1.9 million, which will be amortized on the straight-line basis over 15 years.

   In addition to the stock purchase agreement, UPAC entered into employment agreements with certain marketing and operating personnel of Oxford to ensure continuity of service and relationships with Oxford's key insurance agencies.
   The operating results of Oxford are included in the consolidated operating results of TransFinancial after May 29, 1998. The following reflects the consolidated operating results of TransFinancial for the second quarter and six months ended June 30, 1998 and 1997, assuming the acquisition occurred as of the beginning of each of the respective periods:

                          PRO FORMA OPERATING RESULTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Second Quarter            Six Months

                                     1998        1997      1998       1997

Operating Revenues...............   $37,235    $32,779    $74,511   $ 64,113


Net Income.......................   $  188     $  712     $   371   $  1,352



Basic and Diluted Earnings Per Share$ 0.03     $ 0.11     $  0.06   $   0.21



  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.


4.    PROFIT SHARING

  In September 1988, the employees of Crouse Cartage Company ("Crouse"), a wholly owned subsidiary of TransFinancial, approved the establishment of a profit sharing plan ("the Plan"). The Plan is structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Plan distributions are made on a quarterly basis. The Plan was recertified in 1991 and 1994, and will continue in effect until a replacement of the Collective Bargaining Agreement is reached between the parties. Crouse has continued to operate under the terms of its Teamsters union contract which expired March 31, 1998, including the profit sharing provisions. On July 27, 1998, Crouse entered into an interim agreement with the International Brotherhood of Teamsters on a new five-year contract, subject to ratification of the profit sharing plan by its union employees. The contract provides for the reduction of the amount of wage contribution subject to the profit sharing plan from 15% in 1998 to 10% in 2002. The accompanying consolidated balance sheets as of June 30, 1998 include an accrual for profit sharing costs of $589,000. The accompanying consolidated statements of income include profit sharing expenses of $589,000 and $1,047,000 for the second quarter and $1,336,000 and $1,826,000 for the first six months of 1998 and 1997.

5.    FINANCING AGREEMENTS

  In December, 1996, TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. Effective May 29, 1998, the securitization agreement was amended to permit the sale of Oxford's receivables under the securitization agreement and to increase the maximum allowable amount of receivables to be sold under the agreement to $65.0 million. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $59.9 million and $35.2 million at June 30, 1998 and 1997. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.
  The terms of the agreement require UPAC to maintain a minimum tangible net worth of $5.0 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $50.0 million. The Company was in compliance with all such provisions at June 30, 1998. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At June 30, 1998, approximately $8.0 million of owned finance receivables served as collateral under the default reserve provision.

  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). There were no borrowings under the Equipment Line in the quarter or six months ended June 30, 1998. The following table summarizes activity under the Working Capital Line in the quarter and six months ended June 30, 1998 (in thousands, except percentages):

                                                          Second       Six
                                                          Quarter     Months
                                                           1998        1998


  Balance outstanding at end of period..................  $ --      $    --
  Average amount outstanding ...........................   343        1,160
  Maximum month end balance outstanding.................  1,029       2,752
  Interest rate at end of period........................   8.5%         8.5%
  Weighted average interest rate........................   8.5%         8.5%


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

  AFS has made full payment of all its resolved claims and liabilities There are no material claims outstanding as of June 30, 1998.

  On April 24, 1998, the lawsuit against TransFinancial, AFS and certain directors and officers of those companies by a former employee of AFS was settled with no material impact on the Company's financial position or results of operations.

  On April 30, 1998, AFS paid a dividend to TransFinancial of substantially all of its remaining net assets, including approximately $6.3 million of cash and investments.

7.  SHAREHOLDER RIGHTS PLAN

  On July 14, 1998, the Board of Directors adopted a Shareholder Rights Plan by declaring a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of TransFinancial Common Stock.

  The Shareholder Rights Plan was adopted by the Board of Directors in part in response to the announcement by TJS Partners, L.P. ("TJSP") of its intention to increase its beneficial ownership of shares of Common Stock of the Company to approximately 35% of outstanding shares by purchasing substantially all of the shares owned by the Crouse family and to solicit the written consent of shareholders to remove the existing Board of Directors (other than Larry Crouse) and replace the Board with designees of TJSP. The Board of Directors has determined that the proposed hostile takeover of the Company by TJSP is not in the best interests of the Company and its stockholders.

  Under the Shareholder Rights Plan, Rights were issued on July 27, 1998 to shareholders of record as of that date and will expire in ten years, unless earlier redeemed or exchanged by the Company. The distribution of Rights was not taxable to the Company nor its shareholders.

  The Rights become exercisable only if a person or entity is an "Acquiring Person" (as defined in the Plan) or announces a tender offer, the consummation of which would result in any person or group becoming an "Acquiring Person." Each Right initially entitles the holder to purchase one one-hundredth of a newly issued share of Series A Preferred Stock of the Company at an exercise price of $50.00. If, however, a person or group becomes an "Acquiring Person", each Right will entitle its holder, other than an Acquiring Person and its affiliates, to purchase, at the Right's then current exercise price, a number of shares of the Company's common stock having a market value of twice the Right's exercise price.

  In addition, if after a person or group becomes an Acquiring Person, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power, each Right will entitle its holder, other than an Acquiring Person and its affiliates, to purchase, at the Right's then current exercise price, a number of shares of the acquiring company's common stock having a market value at the time of twice the Right's exercise price.

  Under the Shareholder Rights Plan, an "Acquiring Person" is any person or entity which, together with any affiliates or associates, beneficially owns 15% or more of the shares of Common Stock of the Company then outstanding. The Shareholder Rights Plan contains a number of exclusions from the definition of Acquiring Person. The Shareholders Rights Plan will not apply to a Qualifying Offer, which is a cash tender offer to all shareholders satisfying certain conditions set forth in the Plan.

  Under the Shareholder Rights Plan, none of TJS Partners, L.P. or its affiliates or associates is deemed to beneficially own shares of Common Stock owned by members of the Crouse family solely as a result of the Stock Purchase Agreement dated June 30, 1998 by and among TJS Partners, L.P. and certain members of the Crouse family. However, the exclusion in the Shareholder Rights Plan does not apply to the purchase of shares from members of the Crouse family pursuant to the Stock Purchase Agreement or to any amendment or modification of the Stock Purchase Agreement or any other agreement entered into by any of the parties.

  The Company's Board of Directors may redeem the Rights at any time prior to a person or entity becoming an Acquiring Person. Under the Shareholders Rights Plan, for a period of one-hundred eighty (180) days after July 14, 1998, and for a period of one-hundred eighty (180) days after the time any Person becomes an Acquiring Person, the Board of Directors may redeem the rights or take any other action with respect to the Rights only if a majority of the members of the Board of Directors are Continuing Directors (as defined in the Plan) and the action is approved by a majority of such Continuing Directors.

8.    SUBSEQUENT EVENT

  Pursuant to a definitive stock purchase agreement, effective August 14, 1998, the Company has repurchased 1,202,820 shares of its common stock held by the Crouse family, and agreed to repurchase an additional 912,602 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share. Also pursuant to the Stock Purchase Agreement, the Company has reimbursed the Crouse family for $350,000 of legal and other expenses incurred in connection with the takeover attempt. All but $456,000 of the total purchase price for the stock of approximately $19.3 million is due on September 30, 1998. Such amounts may be prepaid by the Company without penalty. The Company currently intends to fund the payment out of available cash short term investments, the proceeds from the sale and leaseback of approximately $4.0 million of revenue equipment and the proceeds from a $10.0 secured loan from one of the Company's existing bank lenders.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings Reference is made to Item 3 of the Registrant's

Annual Report on Form 10-K for the year ended December 31, 1997.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


                            RESULTS OF OPERATIONS

Second quarter ended June 30, 1998 compared to the second quarter ended June 30,

1997 and six months ended June 30, 1998 compared to the six months ended June

30, 1997.


  TransFinancial operates primarily in three distinct segments; transportation, through its subsidiary, Crouse; and financial services, through its subsidiary, UPAC; and industrial technology, through its subsidiary, Presis.

TRANSPORTATION

Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                     Qtr. 2 1998 Six Months 1998
                                                        vs.          vs.
                                                     Qtr. 2 1997 Six Months 1997

Increase (decrease) from:
  Increase in LTL tonnage........................     $3,012        $ 7,267
  Increase in LTL revenue per hundredweight......        172            565
  Increase in truckload revenues.................      1,351          3,106

      Net increase...............................     $4,535        $10,938



  Less-than-truckload ("LTL") operating revenues rose by 12.4% and 15.6% for the second quarter and first six months of 1998, as compared to the same period in 1997. Crouse achieved increases of 11.7% and 14.4% in LTL tons for the second quarter and first half of 1998, compared to 1997. Crouse's LTL revenue yield improved approximately 1.0% from 1997 to 1998. The improvement in revenue yield was the result of a general rate increase placed in effect January 1, 1998 and negotiated rate increases on certain shipping contracts, offset in part by reductions or elimination of fuel surcharges in place in 1997 to recover the high cost of diesel fuel in that period.

  Truckload operating revenues were more than 27.4% and 32.7% higher in the second quarter and first six months of 1998, on approximately 32.7% and 35.1% more shipments, reflecting increased strength in the meat industry.

Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                                        Percent of Operating Revenue

                                                                  Second Quarter               Six Months

                                                                 1998         1997         1998          1997

Salaries, wages and employee benefits....................        56.6%        56.7%        57.3%        56.7%
Operating supplies and expenses..........................        12.8%        12.5%        12.2%        13.0%
Operating taxes and licenses.............................         2.8%         2.7%         2.6%         2.8%
Insurance and claims.....................................         1.8%         1.9%         1.9%         1.9%
Depreciation.............................................         2.3%         3.0%         2.3%         3.0%
Purchased transportation.................................        21.8%        19.7%        21.6%        19.5%

    Total operating expenses.............................        98.1%        96.5%        97.9%        96.9%




  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, was higher for the second quarter and first half of 1998, as compared to the same periods of 1997, as a result of the Company's substantial investments in market expansion; the replacement and modernization of its fleet; and the development of management information systems for the 21st century. These investments will continue to impact Crouse's operating ratio into 1999.
Crouse's operating expenses were positively impacted by approximately $160,000 and $310,000 for the second quarter and six months of 1998 as a result of a change in accounting estimate of the remaining useful lives of certain revenue equipment. This change is expected to decrease operating expenses by approximately $328,000 for the remaining six months of 1998.

FINANCIAL SERVICES


  For the second quarter and first six months of 1998, UPAC reported operating income of $114,000 and $60,000 on net financial services revenue of $1.8 million and $3.2 million, as compared to operating income of $288,000 and $661,000 on net financial services revenue of $1.8 million and $3.7 million for the comparable periods of 1997. The decrease in net financial services revenue and operating income was the result of reduced average total receivables outstanding, a lower average yield on finance contracts and a slight increase in the Company's cost of funds. On May 29, 1998, UPAC acquired Oxford Premium Finance, Inc., an insurance premium finance business serving the Chicago area and the industrial Midwest, as part of the Company's strategy to build revenue and profitability by increasing the financing volumes handled by UPAC's existing administrative infrastructure.

INDUSTRIAL TECHNOLOGY
  In the second quarter and first six months of 1998, Presis, the Company's start-up industrial technology business incurred operating expenses of $269,000 and $462,000, primarily in salaries, wages and employee benefits. In its initial phase Presis has focused on continued research and testing of its technology. The Company expects this operation to incur operating losses in the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

OTHER


  Net interest income decreased in the second quarter and first half of 1998 as compared to the second quarter and first half of 1997 as a result of reduced average balances invested and interest expense on borrowed funds under Crouse's Working Capital Line. TransFinancial's effective income tax rates for the second quarter and six months of 1998 were 55.7% and 54.8% as compared to 5.0% for the same periods of 1997. This increase was the result of the greater significance of non-deductible intangibles amortization and non-deductible meals and entertainment expenses relative to reduced pre-tax income.


Outlook


  The following statements are forward-looking statements, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

  The Company developed a three-year strategic plan with the goals of continuing the growth of each of its business segments, and making the financial services segment a more equal contributor to the Company's earnings per share. In the transportation segment, the plan calls for the Company to continue to provide and improve upon its already superior service to its customers in its primary operating territory, while extending its operations throughout the Midwest. As the Company makes the strategic investments necessary to support this expansion, the Company intends to continue to improve the efficiency and effectiveness of its existing base of operations.

  The financial services segment will also focus on increasing its market penetration in certain states with substantial population and industrial base. The additional volume of premium finance contracts is expected to be handled within the Company's existing administrative operations without incurring significant additional fixed costs.

  In its initial phase Presis will focus on continued research and testing, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to generate minimal, if any, revenues and to incur operating losses in the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

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

Transportation


  Certain specific factors which may affect the Company's transportation operation include: competition from other regional and national carriers for freight in the Company's primary operating territory; price pressure; changes in fuel prices; labor matters, including changes in labor costs, and other labor contract issues resulting from the negotiation and ratification of a new contract to replace the current contract which expired March 31, 1998; and, environmental matters.

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

Industrial Technology


  Presis is a start-up business formed to develop, sell and/or finance equipment utilizing an industrial technology for dry particle processing. This technology is subject to risks and uncertainties in addition to those generally applicable to the Company's operations described herein. These additional risks and uncertainties include the efficacy and commercial viability of the technology, the ability of the venture to market the technology, the acceptance of such technology in the marketplace, the general tendency of large corporations to be slow to change from known technology, the business' reliance on third parties to manufacture the equipment utilizing the technology, the ability to protect its proprietary information in the technology and potential future competition from third parties developing equivalent or superior technology. As result of these and other risks and uncertainties, the future results of operations of the venture are difficult to predict, and such results may be materially better or worse than expected or projected.


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

                             FINANCIAL CONDITION

  The Company's financial condition remained strong at June 30, 1998 with no long-term debt and more than $8.7 million in cash and investments. Effective April 30, 1998, AFS paid a dividend to TransFinancial of substantially all of its remaining net assets, including approximately $6.3 million of cash and investments. In addition, during the first half of 1998, the Company has purchased $5.2 million of operating equipment without incurring any long-term indebtedness. In addition, the Company expects to acquire approximately $4.7 million of operating equipment through a long-term operating lease by December 31, 1998.

  A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement, which matures December 31, 1999, currently provides for the sale of a maximum of $65.0 million of eligible receivables. As of June 30, 1998, $59.9 million of such receivables had been securitized.

  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). There were no borrowings under the Equipment Line in the quarter ended and six months June 30, 1998. As of June 30, 1998, no borrowings were outstanding under the Working Capital Line.

  Effective July 31, 1997, the Company entered into a subscription agreement with a start-up business, Presis, L.L.C., pursuant to which TransFinancial committed to a $2.9 million capital contribution over two years in exchange for the exclusive finance and/or sale rights to equipment produced by, and a controlling interest in, Presis. Presis owns rights to a proprietary, industrial technology for dry particle processing. Presis intends to market equipment utilizing this technology to companies which would benefit from the use of dry particle processing in their manufacturing processes. Capital contributions through June 30, 1998 total approximately $1.3 million. In its initial phase, Presis will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to incur initial operating losses during the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

  On April 8, 1998, 70% of the voting members of the International Brotherhood of Teamsters ("Teamsters Union") approved a new national contract effective April 1, 1998 for five years. The new national contract provides, among other things, for a first year $750 bonus in lieu of a pay increase and total wage, pension and health and welfare increases of approximately 2.8% per year. On July 27, 1998, Crouse entered into an interim agreement with the Teamsters Union on a new five-year contract, subject to ratification of the profit sharing plan by Crouse's union employees. The interim agreement provides all of the benefits of the national contract plus the continuation of the profit sharing plan and work flexibility provisions. There can be, however, no assurance that Crouse's union employees will ratify the profit sharing plan or that work stoppages will not occur. If a work stoppage should occur, Crouse's customer base would be put at risk inasmuch as its competition would have a continuing operating advantage. Any of these actions could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

Subsequent Event


  Pursuant to a definitive stock purchase agreement, effective August 14, 1998, the Company has repurchased 1,202,820 shares of its common stock held by the Crouse family, and agreed to repurchase an additional 912,602 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share. Also pursuant to the Stock Purchase Agreement, the Company has reimbursed the Crouse family for $350,000 of legal and other expenses incurred in connection with the takeover attempt. All but $456,000 of the total purchase price for the stock of approximately $19.3 million is due on September 30, 1998. Such amounts may be prepaid by the Company without penalty. The Company currently intends to fund the payment out of available cash short term investments, the proceeds from the sale and leaseback of approximately $4.0 million of revenue equipment and the proceeds from a $10.0 secured loan from one of the Company's existing bank lenders. In addition, the Company is evaluating various strategic and financial alternatives in its businesses, and may record certain charges related to this evaluation and financial restructuring in the third quarter of 1998, in an amount estimated to be less than $2.5 million on an after tax basis.


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

Item 2.   Changes in Securities and Use of Proceeds


   On July 14, 1998, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company, payable on July 27, 1998 to stockholders of record at the close of business on that date. Each Right entitles the registered holder to purchase from the Company at any time following the Distribution Date (as defined below) a unit consisting of one one-hundredth of a share of Series A Preferred Stock for $50. A description of the terms of the Rights is set forth in a Rights Agreement dated July 14, 1998, (the "Rights Agreement") between the Company and UMB Bank, N.A., as Rights Agent.

   Initially, the Rights will be evidenced by certificates of Common Stock and will automatically trade with the Common Stock. Upon occurrence of a Distribution Date, the Rights will become exercisable and separate certificates representing the Rights will be issued. The "Distribution Date" will occur upon the earlier of (a) the date of a public announcement or a public disclosure of facts by the Company or any Person that such Person has become an "Acquiring Person" (as defined below) and (b) 10 business days (or such later date as the Board shall determine prior to such time as there is an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender or exchange offer, the consummation of which would result in a Person becoming an Acquiring Person.

   In the event that a Person becomes an Acquiring Person, each holder of a Right (except the Acquiring Person and certain other persons) will no longer have the right to purchase units of Preferred Stock, but instead will thereafter have the right to receive, upon exercise of the Right, shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a Current Market Value (as defined in the Rights Agreement) equal to two times the then current exercise price of the Right. In the event that, at any time after a Person becomes an Acquiring Person, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation (other than a merger which satisfies certain requirements), or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the then current exercise price of the Right.
     Under the Rights Agreement, an Acquiring Person is a Person who, together with all affiliates and associates of such Person, and without the prior written approval of the Company, is the Beneficial Owner (as defined in the Rights Agreement) of 15% or more of the outstanding shares of Common Stock of the Company, subject to a number of exceptions set forth in the Rights Agreement.

   At any time after any Person becomes an Acquiring Person, the Board of Directors of the Company may under certain circumstances exchange the Rights (except Rights which previously have been voided as set forth above), in whole or in part, at an exchange ratio of one share of Common Stock for each Right.

   The Rights will expire at the close of business on July 14, 2008, unless the Company redeems or exchanges the Rights prior to such date.

   A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to the Registration Statement on Form 8-A dated July 15, 1998 and to the Current Report on Form 8-K dated July 15, 1998. A copy of the Rights Agreement is available free of charge from the Rights Agent. This summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference. See also Footnote 7 to Consolidated Financial Statements set forth herein.

Item 3.   Defaults Upon Senior Securities - None


Item 4.   Submission of Matters to Vote of Security Holders  - None


Item 5.   Other Information - Pursuant to a definitive stock purchase agreement,

effective August 14, 1998, the Company has repurchased 1,202,820 shares of its common stock held by the Crouse family, and agreed to repurchase an additional 912,602 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share. Also pursuant to the Stock Purchase Agreement, the Company has reimbursed the Crouse family for $350,000 of legal and other expenses incurred in connection with the takeover attempt. All but $456,000 of the total purchase price for the stock of approximately $19.3 million is due on September 30, 1998. Such amounts may be prepaid by the Company without penalty. The Company currently intends to fund the payment out of available cash short term investments, the proceeds from the sale and leaseback of approximately $4.0 million of revenue equipment and the proceeds from a $10.0 secured loan from one of the Company's existing bank lenders. The Company incurred approximately $150,000 of legal, financial advisory and other expenses in fending off this takeover attempt.

Item 6.   Exhibits and Reports on Form 8-K


     (a)   Exhibits

           4.1* Certificate of Designations of Series A Preferred Stock, dated
            July 15, 1998

           4.2 Rights Agreement, Between TransFinancial Holdings, Inc. and UMB Bank, N.A., dated July 14, 1998. Filed as Exhibit 1 to Current Report on Form 8-K dated July 15, 1998.

        4.3*Specimen Certificate of Common Stock, $.01 par value, of the Registrant.

           10.1*Stock Purchase Agreement, dated August 14, 1998, by and between
            TransFinancial Holdings, Inc. and certain members of the Crouse family.

           27*  Financial Data Schedule.
           * Filed herewith.

     (b)     Reports on Form 8-K -

          (1) A Current Report on Form 8-K, dated May 29, 1998, filed June 12, 1998, to report the completion of the acquisition of all of the outstanding stock of Oxford Premium Finance, Inc.

          (2) A Current Report on Form 8-K, dated July 15, 1998, filed July 16, 1998, to report the declaration of a rights dividend.



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

                                                      Registrant



                                          By:     /s/ Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer
                                          By:     /s/ Mark A. Foltz

                                                  Mark A. Foltz
                                                  Vice President, Finance and
Secretary


Date:  August 14, 1998

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit





4.1  Certificate of Designations of Series A Preferred Stock, dated July 15,
1998.

4.3  Specimen Certificate of Common Stock, $.01 par value, of the Registrant.

10.1Stock Purchase Agreement, dated August 14, 1998, by and between
    TransFinancial Holdings, Inc. and certain members of the Crouse family.

27      Financial Data Schedule.