Form 10-Q
period 1998-09-30
TRANSFINANCIAL HOLDINGS INC
filed 1998-11-17
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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

               Class                          Outstanding at November 13, 1998

      Common stock, $0.01 par value                   3,932,372 Shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1998                1997


Operating Revenues..........................................................    $   39,614           $ 35,100

Operating Expenses..........................................................        43,645             34,234


Operating Income (Loss).....................................................        (4,031)               866


Nonoperating Income
   Interest income, net.....................................................           106                142
   Other....................................................................            68                 39

       Total nonoperating income............................................           174                181


Income (Loss) Before Income Taxes...........................................        (3,857)             1,047
Income Tax Provision (Benefit)..............................................        (1,383)               478

Net Income (Loss)...........................................................    $   (2,474)          $    569

Basic and Diluted Earnings (Loss) Per Share.................................    $    (0.50)          $   0.09



Basic Average Shares Outstanding............................................         4,964              6,111



Diluted Average Shares Outstanding..........................................         4,980              6,178




                                The accompanying notes to consolidated financial statements are an integral part of these statements.


                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1998                1997


Operating Revenues..........................................................    $  113,652           $ 98,670

Operating Expenses..........................................................       117,117             95,805


Operating Income (Loss).....................................................        (3,465)             2,865


Nonoperating Income
   Interest income, net.....................................................           192                525
   Other....................................................................           163                 86

       Total nonoperating income............................................           355                611


Income (Loss) Before Income Taxes...........................................        (3,110)             3,476
Income Tax Provision (Benefit)..............................................          (973)             1,571

Net Income (Loss)...........................................................    $   (2,137)          $  1,905

Basic and Diluted Earnings (Loss) Per Share.................................    $    (0.38)          $   0.30



Basic Average Shares Outstanding............................................         5,684              6,268



Diluted Average Shares Outstanding..........................................         5,715              6,332




                                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)
                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                   1998              1997

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and temporary cash investments......................................     $    3,390          $   4,778
   Short-term investments...................................................            517              3,543
   Freight accounts receivable, less allowance
       for credit losses of $419 and $464...................................         13,727             14,909
   Finance accounts receivable, less allowance
       for credit losses of $791 and $499...................................         13,109             14,016
   Current deferred tax assets..............................................          2,877                  1
   Other current assets.....................................................          2,669              1,831
   AFS net assets...........................................................            218              7,993

       Total current assets.................................................         36,507             47,071

Operating Property, at Cost:
   Revenue equipment........................................................         31,064             32,275
   Land.....................................................................          3,681              3,585
   Structures and improvements..............................................         10,831             10,506
   Other operating property.................................................          9,876              9,624

                                                                                     55,452             55,990
       Less accumulated depreciation........................................        (23,407)           (22,969)

           Net operating property...........................................         32,045             33,021

Intangibles, net of accumulated amortization................................          9,922              9,243
Other Assets................................................................            834                420

                                                                                 $   79,308          $  89,755



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $      862          $     754
   Accounts payable.........................................................          3,899              2,855
   Line of credit payable...................................................             --              2,500
   Accrued payroll and fringes..............................................          7,480              5,956
   Other accrued expenses...................................................          4,301              2,940

       Total current liabilities............................................         16,542             15,005

Long-Term Debt..............................................................         10,000                 --
Deferred Income Taxes.......................................................          1,802              2,265
Shareholders' Equity
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,593,592 and 7,509,622 shares................................             76                 75
   Paid-in capital..........................................................          6,090              5,581
   Retained earnings........................................................         77,257             79,394
   Treasury stock, 3,661,220 and 1,481,935 shares, at cost..................        (32,459)           (12,565)

       Total shareholders' equity...........................................         50,964             72,485

                                                                                 $   79,308          $  89,755



                                The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                           (In thousands)
                                                            (Unaudited)
                                                                            1998               1997

Cash Flows From Operating Activities
  Net income (loss)...................................................   $  (2,137)         $    1,905
  Adjustments to reconcile net income (loss) to cash provided by operating activities
    Depreciation and amortization.....................................       5,053               3,404
    Provision for credit losses.......................................       1,033                 722
    Deferred income tax provision (benefit)...........................      (3,047)              1,697
    Net increase (decrease) from change in other
       working capital items affecting operating activities...........       3,459              (4,052)

                                                                             4,361               3,676

Cash Flows From Investing Activities
  Proceeds from discontinued operations ..............................       6,345                  --
  Purchase of finance subsidiary......................................      (4,178)                 --
  Purchase of operating property, net.................................      (2,415)             (8,792)
  Origination of finance accounts receivable..........................    (117,599)            (95,626)
  Sale of finance accounts receivable.................................      92,078              62,871
  Collection of owned finance accounts receivable.....................      28,749              30,520
  Purchases of short-term investments.................................      (2,998)            (10,411)
  Maturities of short-term investments................................       6,024              17,116
  Other...............................................................        (329)               (743)

                                                                             5,677              (5,065)

Cash Flows From Financing Activities
  Borrowings on Long-Term Note Payable................................      10,000                  --
  Payments to acquire treasury stock..................................     (18,847)             (1,973)
  Borrowing (repayments) on line of credit agreements, net............      (2,500)                  8
  Other...............................................................         (79)               (384)

                                                                           (11,426)             (2,349)

Net Increase (Decrease) in Cash and Temporary Cash Investments........      (1,388)             (3,738)
Cash and Temporary Cash Investments at beginning of period............       4,778               9,021

Cash and Temporary Cash Investments at end of period..................   $   3,390          $    5,283


Cash Paid During the Period for
  Interest............................................................   $      62          $       --
  Income Tax..........................................................   $     363          $       35

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

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)

                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1996..................     $   76      $ 5,529    $  79,242     $(10,286)     $ 74,561

Net income....................................         --           --        1,100           --         1,100

Fractional shares cancelled in reverse stock
  split.......................................         (1)          --         (948)          --          (949)

Issuance of shares under Incentive Stock Plan.         --           52           --           (2)           50

Purchase of 257,099 shares of common stock....         --           --           --       (2,277)       (2,277)


Balance at December 31, 1997..................         75        5,581       79,394      (12,565)       72,485

Net loss......................................         --           --       (2,137)          --        (2,137)

Issuance of shares under Incentive Stock Plan.          1          509           --         (591)          (81)

Purchase of 2,115,472 shares of common stock..         --           --           --      (19,303)      (19,303)
Balance at September 30, 1998 (unaudited).....     $   76      $ 6,090    $  77,257     $(32,459)     $ 50,964








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

  As of January 1, 1998, the Company prospectively increased the estimated remaining useful lives of certain revenue equipment to reflect the Company's actual utilization of such equipment. This change decreased depreciation and increased operating income by approximately $160,000 for the third quarter and $470,000 for the first nine months of 1998. Net income was increased by approximately $96,000 or $0.02 per share for the third quarter and $282,000 or $0.05 per share for the first nine months of 1998. This change will decrease depreciation and increase operating income by approximately $328,000 for the remaining three months of 1998 from amounts which would have been recorded had the change not been made.

  As of July 1, 1998, the Company prospectively decreased the estimated remaining useful life of certain purchased software to reflect the Company's plan to substantially revise and replace the software. This change increased amortization expense in the third quarter by $333,000 and decreased net income by approximately $200,000 or $0.04 per share. This change will decrease amortization expense and increase operating income by approximately $50,000 for the remaining three months of 1998 from amounts which would have been recorded had the change not been made.

  Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An evaluation of certain equipment and intangible assets of the Company's industrial technology operation resulted in the determination that these assets were impaired. The impaired assets were written down by $525,000 effective September 30, 1998. Fair value was based on estimated discounted future cash flows to be generated by these assets and management's estimate of the value realizable from sale of the assets. This writedown is included in "Depreciation and Amortization" in the Consolidated Statement of Income.



2.    SEGMENT REPORTING

  The Company operates in three business segments: transportation, financial services, and industrial technology. Other items are shown in the table below for purposes of reconciling to consolidated amounts.

                                                   Third Quarter                  Nine Months

                                                            Operating                   Operating
                                               Operating      Income       Operating      Income        Total
($ in thousands)                                Revenues    (Loss) (1)      Revenues    (Loss) (1)     Assets


Transportation                     1998        $  37,666   $    (812)     $  108,440     $   675      $46,564
                                   1997           33,274         989          93,110       2,850       43,386

Financial Services                 1998            1,914        (886)          5,107        (826)      25,312
                                   1997            1,772         207           5,459         868       26,171

Industrial Technology              1998               --        (926)             --      (1,388)         195
                                   1997               --         (71)             --         (71)         665

Total Segments                     1998           39,580      (2,624)        113,547      (1,539)      72,071
                                   1997           35,046       1,125          98,569       3,647       70,222

General Corporate and Other        1998               34      (1,407)            105      (1,926)       7,237
                                   1997               54        (259)            101        (782)      18,272

Consolidated                       1998           39,614      (4,031)        113,652      (3,465)      79,308
                                   1997           35,100         866          98,670       2,865       88,494

(1) A failed attempt at a hostile takeover of the Company, together with other events, led the Company to record charges for management and personnel restructuring, asset and liability valuation adjustments, and transaction costs and other expenses related to the takeover attempt.  These charges are included in operating results for the third quarter and nine months of 1998 of the
Company's business segments as follows:  $1,544,000 for transportation; $1,075,000 for financial services and $769,000 for industrial technology, as well as $1,200,000 in general corporate.


3.  ACQUISITION OF PREMIUM FINANCE SUBSIDIARY

   On May 29, 1998, TransFinancial Holdings, Inc. ("TransFinancial" or "the Company") through Universal Premium Acceptance Corporation ("UPAC"), its insurance premium finance subsidiary, completed the acquisition of all of the issued and outstanding stock of Oxford Premium Finance, Inc. ("Oxford") for approximately $4.2 million. Oxford offers short-term collateralized financing of commercial insurance premiums through approved insurance agencies in 17 states throughout the United States. At May 29, 1998, Oxford had outstanding net finance receivables of approximately $22.5 million. This transaction was accounted for as a purchase. UPAC sold an additional $4.2 million of its receivables under its receivable securitization agreement to obtain funds to consummate the purchase. Concurrently with the closing of the acquisition, UPAC amended its receivables securitization agreement to increase the maximum allowable amount of receivables to be sold under the agreement and to permit the sale of Oxford's receivables under the agreement. Effective on May 29, 1998, Oxford sold approximately $19 million of its receivables under the securitization agreement using the proceeds to repay the balance outstanding under its prior financing arrangement. The terms of the acquisition and the purchase price resulted from negotiations between UPAC and Oxford Bank & Trust Company, the former sole shareholder of Oxford. In connection with the purchase of Oxford, based on a preliminary allocation of the purchase price, TransFinancial has recorded goodwill of $1.9 million, which will be amortized on the straight-line basis over 15 years.

   In addition to the stock purchase agreement, UPAC entered into employment agreements with certain marketing and operating personnel of Oxford to ensure continuity of service and relationships with Oxford's key insurance agencies.


   The operating results of Oxford are included in the consolidated operating results of TransFinancial after May 29, 1998. The following reflects the consolidated operating results of TransFinancial for the third quarter ended September 30, 1997, and the nine months ended September 30, 1998 and 1997, assuming the acquisition occurred as of the beginning of each of the respective periods:

                          PRO FORMA OPERATING RESULTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    Third
                                    Quarter                      Nine Months

                                     1997                  1998       1997

Operating Revenues...............   $35,376               $114,125  $ 99,489


Net Income (Loss)................   $   590               $ (2,104) $  1,942



Basic and Diluted
  Earnings (Loss) Per Share      $     0.10             $    (0.37) $   0.31



  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.


4.    PROFIT SHARING
  In September 1988, the employees of Crouse Cartage Company ("Crouse"), a wholly owned subsidiary of TransFinancial, approved the establishment of a profit sharing agreement ("the Agreement"). The Agreement was structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. Distributions were made on a quarterly basis. The Agreement was recertified in 1991 and 1994, and continued in effect until a replacement of the Collective Bargaining Agreement was reached between the parties. Crouse continued to operate under the terms of its Teamsters union contract which expired March 31, 1998, including the profit sharing provisions, through October 3, 1998. On October 4, 1998, a newly ratified collective bargaining agreement became effective for approximately 80% of Crouse's union employees. The new agreement did not continue the provisions of the profit sharing agreement, substituting instead a separate wage reduction provision. The accompanying consolidated balance sheets as of September 30, 1998 include an accrual for profit sharing costs of $677,000. The accompanying consolidated statements of income include profit sharing expenses of $677,000 and $989,000 for the third quarter and $2,013,000 and $2,812,000 for the first nine months of 1998 and 1997.

5.    FINANCING AGREEMENTS

Securitization of Receivables

  In December, 1996, TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. Effective September 11, 1998, the securitization agreement was amended to modify the definition of eligible receivables under the securitization agreement and to increase the maximum allowable amount of receivables to be sold under the agreement to $85.0 million. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $64.8 million and $34.8 million at September 30, 1998 and 1997. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.

  The terms of the agreement require UPAC to maintain a minimum tangible net worth of $5.0 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $40.0 million. The Company was in compliance with all such provisions at September 30, 1998. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At September 30, 1998, approximately $7.1 million of owned finance receivables served as collateral under the default reserve provision.

Secured Loan Agreements

  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). There were no borrowings under the Equipment Line in the quarter or nine months ended September 30, 1998. The following table summarizes activity under the Working Capital Line in the quarter and nine months ended September 30, 1998 (in thousands, except percentages):

                                                         Third        Nine
                                                        Quarter      Months
                                                          1998        1998


  Balance outstanding at end of period..................  $ --      $    --
  Average amount outstanding ...........................    --          773
  Maximum month end balance outstanding.................    --        2,752
  Interest rate at end of period........................   8.25%        8.25%
  Weighted average interest rate........................   8.50%        8.50%

  In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank which enabled the Company to borrow $10.0 million (the "Loan"), secured by freight accounts receivable and a second lien on revenue equipment. The Loan bears interest at the bank's prime rate, 8.25% at September 30, 1998 The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000.

  The terms of the Loan require the Company to maintain a minimum tangible net worth of $40 million, a ratio of current assets to current liabilities of 1.25 to 1.00, a ratio of total liabilities to tangible net worth of 1.0 to 1.0, and contain restrictions on the payment of dividends without prior consent of the Lender. The Company was in compliance with all such provisions at September 30, 1998. The proceeds of the Loan were used to repurchase shares of the Company's common stock (see Note 8 of Notes to Consolidated Financial Statements).

Operating Leases

  In the third quarter of 1998, the Company entered into long-term operating leases for certain new and used tractors and new trailers. The terms of such leases are five to seven years. The minimum future rental payments under these leases total $5.4 million at September 30, 1998. Additionally, the Company has commitments to acquire more new tractors and trailers in the fourth quarter of 1998 under operating leases with future minimum rentals of approximately $3.2 million.

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

  AFS has made full payment of all its resolved claims and liabilities. There are no material claims outstanding against AFS as of September 30, 1998.

7.  SHAREHOLDER RIGHTS PLAN

  On July 14, 1998, the Board of Directors adopted a Shareholder Rights Plan by declaring a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of TransFinancial Common Stock.

  The Shareholder Rights Plan was adopted by the Board of Directors in part in response to the announcement by TJS Partners, L.P. ("TJSP") of its intention to increase its beneficial ownership of shares of Common Stock of the Company to approximately 35% of outstanding shares by purchasing substantially all of the shares owned by the Crouse family and to solicit the written consent of shareholders to remove the existing Board of Directors (other than Larry Crouse) and replace the Board with designees of TJSP. The Board of Directors determined that the proposed hostile takeover of the Company by TJSP was not in the best interests of the Company and its stockholders.

  Under the Shareholder Rights Plan, Rights were issued on July 27, 1998 to shareholders of record as of that date and will expire in ten years, unless earlier redeemed or exchanged by the Company. The distribution of Rights was not taxable to the Company or its shareholders.

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

8.    STOCK REPURCHASE

  Pursuant to a definitive stock purchase agreement, effective August 14, 1998, the Company repurchased 2,115,422 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share. In addition, the Company paid $350,000 of legal and other expenses which the Crouse family incurred in connection with the takeover attempt. All but $456,000 of the total purchase price for the stock of approximately $19.3 million was paid on September 30, 1998. The Company funded the payment out of available cash and short-term investments, the proceeds from the sale and leaseback of approximately $4.2 million of revenue equipment and the proceeds from the $10.0 million secured loan from one of the Company's existing bank lenders.

                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings Reference is made to Item 3 of the Registrant's

Annual Report on Form 10-K for the year ended December 31, 1997.
Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


                            RESULTS OF OPERATIONS

Third quarter ended September 30, 1998 compared to the third quarter ended

September 30, 1997 and nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.


  TransFinancial operates primarily in three distinct segments; transportation, through its subsidiary, Crouse; financial services, through its subsidiary, UPAC; and industrial technology, through its subsidiary, Presis.

TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                     Qtr. 3 1998Nine Months 1998
                                                        vs.          vs.
                                                     Qtr. 3 1997Nine Months 1997

Increase (decrease) from:
  Increase in LTL tonnage........................     $2,830        $10,493
  Increase (decrease) in LTL revenue per hundredweight   (84)           156
  Increase in truckload revenues.................      1,646          4,681

      Net increase...............................     $4,392        $15,330



  Less-than-truckload ("LTL") operating revenues rose by 9.7% and 13.6% for the third quarter and first nine months of 1998, as compared to the same periods in 1997. Crouse achieved increases of 10.0% and 13.4% in LTL tons for the third quarter and first nine months of 1998, compared to 1997. Crouse's LTL revenue yield has been relatively flat overall in 1998 as compared to 1997. The effects of a softening in the economy, a slowing in the growth of LTL tons and an increase in competitive pressures on freight rates, were substantially offset by additional, high yield freight handled as a result of the Company's partnership with a southeastern regional carrier which was initiated in the third quarter.

  Truckload operating revenues were more than 32.9% and 32.3% higher in the third quarter and first nine months of 1998, on approximately 35.3% and 35.2% more shipments, primarily reflecting continued strength in the meat industry.

Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                                        Percent of Operating Revenue

                                                                  Third Quarter               Nine Months

                                                                1998(1)       1997        1998(1)        1997

Salaries, wages and employee benefits....................        57.7%        57.0%        57.4%        56.8%
Operating supplies and expenses..........................        13.6%        11.9%        12.5%        12.3%
Operating taxes and licenses.............................         2.6%         2.5%         2.6%         2.7%
Insurance and claims.....................................         3.3%         2.4%         2.4%         2.1%
Depreciation.............................................         2.3%         2.9%         2.3%         3.0%
Purchased transportation.................................        22.7%        20.3%        22.2%        20.0%

    Total operating expenses.............................       102.2%        97.0%        99.4%        96.9%


(1) In connection with the failed takeover attempt by certain shareholders, an in-depth evaluation was performed on each of the
Company's business enterprises utilizing both internal and external resources.  As a result of this process the Company effected certain changes in its management team and corporate structure, and recorded valuation adjustments to certain assets and liabilities.  The resulting charges relative to the Company's transportation business are included in operating expenses for the third quarter and nine months of 1998 as follows:  $494,000 in Salaries, Wages and Employee Benefits; $450,000 in Operating Supplies
and Expenses; and $600,000 in insurance and claims.


  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, excluding the charges discussed above, was 98.1% and 98.0% for the third quarter and nine months ended September 30, 1998, which was higher than the same periods of 1997, as a result of the Company's substantial investments in market expansion; the replacement and modernization of its fleet; and the development of management information systems for the 21st century. The effects of these investments will continue to impact Crouse's operating ratio into 1999.
Crouse's operating expenses were positively impacted by approximately $160,000 and $310,000 for the third quarter and nine months of 1998 as a result of a change in accounting estimate of the remaining useful lives of certain revenue equipment. This change is expected to decrease operating expenses by approximately $328,000 for the remaining three months of 1998.

FINANCIAL SERVICES


  As a result of the in-depth evaluation of the Company's business enterprises, changes in its management team and adjustments to certain assets and liabilities discussed in "Transportation - Operating Expenses", the Company recorded charges relative to its financial services business in the third quarter and nine months ended September 30, 1998. These charges include $392,000 relative to management and personnel costs and $683,000 of charges related to adjustments in asset values, including $333,000 of additional depreciation related to the change in estimated useful life for purchased software (See Note 1 of Notes to Consolidated Financial Statements).

  For the third quarter and first nine months of 1998 UPAC reported operating income, excluding the charges discussed above, of $189,000 and $249,000 on net financial services revenue of $1.9 million and $5.1 million, as compared to operating income of $207,000 and $868,000 on net financial services revenue of $1.8 million and $5.5 million for the comparable periods of 1997. The decrease in net financial services revenue and operating income was the result of reduced average total receivables outstanding, an increase in the percentage of finance contracts originated which were sold under the securitization agreement, a lower average yield on finance contracts and a slight increase in the Company's cost of funds. On May 29, 1998, UPAC acquired Oxford Premium Finance, Inc., an insurance premium finance business serving the Chicago area and the industrial Midwest, as part of the Company's strategy to build revenue and profitability by increasing the financing volumes handled by UPAC's existing administrative infrastructure.

INDUSTRIAL TECHNOLOGY


  As a result of the in-depth evaluation of the Company's business enterprises, changes in its management team and adjustments to certain assets and liabilities discussed previously, the Company recorded charges related to its industrial technology investment in the third quarter and nine months ended September 30, 1998. These charges include $244,000 related to management and consulting contracts and $525,000 resulting from the adjustment of the carrying value of certain equipment and intangibles to fair value (see Note 1 of Notes to Consolidated Financial Statements).

  In the third quarter and first nine months of 1998, Presis, the Company's start-up industrial technology business incurred operating expenses, excluding the charges discussed above, of $157,000 and $619,000, primarily in salaries, wages and employee benefits as compared to operating expenses of $71,000 for the third quarter and nine months ended September 30, 1997. In its initial phase Presis has focused on continued research and testing of its technology. The Company expects this operation to incur operating losses in the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

OTHER
  In connection with the failed takeover attempt, the Company incurred $500,000 in transaction costs and expenses which are included in general corporate expenses in the third quarter and nine months of 1998. Additionally, general corporate charges of $700,000 were recorded relative to lawsuits filed by the Company against an environmental engineering firm to recover certain excess costs incurred to remove contaminated soil from a site formerly owned by the Company and against an excess loss insurance carrier to recover costs incurred to settle workers' compensation claims. The Company has not recorded the benefit of any anticipated recovery pursuant to these lawsuits.

  Net interest income decreased in the third quarter and first nine months of 1998 as compared to the third quarter and first nine months of 1997 as a result of reduced average balances invested and interest expense on borrowed funds under Crouse's Working Capital Line. TransFinancial's effective income tax rates for the third quarter and nine months of 1998 were 35.9% and 31.3% as compared to 45.2% and 45.7% for the same periods of 1997. The effective income tax rates for the periods of 1998 are lower due to the impact of non-deductible intangibles amortization and non-deductible meals and entertainment expenses, which reduce the tax benefit of pre-tax losses in 1998, as compared to the impact of these items on pre-tax income for the periods of 1997.

Outlook


  The following statements are forward-looking statements, within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

  The Company developed a three-year strategic plan with the goals of continuing the growth of each of its business segments, and making the financial services segment a more equal contributor to the Company's earnings per share. In the transportation segment, the plan calls for the Company to continue to provide and improve upon its already superior service to its customers, while extending its operations throughout the Midwest. As the Company makes the strategic investments necessary to support this expansion, the Company intends to continue to improve the efficiency and effectiveness of its existing base of operations.

  The financial services segment will also focus on increasing its market penetration in certain states with substantial population and industrial base. The additional volume of premium finance contracts is expected to be handled within the Company's existing administrative operations without incurring significant additional fixed costs.

  The industrial technology operation will focus on continued research and testing and product development. The Company expects this operation to incur operating losses in the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.


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

Transportation


  Certain specific factors which may affect the Company's transportation operation include: competition from other regional and national carriers for freight in the Company's primary operating territory; price pressure; changes in fuel prices; labor matters, including changes in labor costs, and other labor contract issues resulting from the negotiation and ratification of new contracts to replace current contracts, covering certain office, shop and terminal employees, which expired March 31, 1998; and, environmental matters.

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

General Factors


  Certain general factors which could affect any or all of the Company's operations include: changes in general business and economic conditions; changes in governmental regulation; tax changes; and the ability of the Company and its major service providers, vendors, suppliers and customers to adequately address the year 2000 issue. Expansion of these businesses into new states or markets is substantially dependent on obtaining sufficient business volumes from existing and new customers in these new markets at compensatory rates.

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


                             FINANCIAL CONDITION

  The Company's financial condition remained strong at September 30, 1998 with more than $3.9 million in cash and investments. The Company's current ratio was
2.2 to 1.0 and its ratio of total liabilities to tangible net worth was 0.7 to
1.0. Effective April 30, 1998, AFS paid a dividend to TransFinancial of substantially all of its remaining net assets, including approximately $6.3 million of cash and investments. During the first nine months of 1998, the Company has purchased $2.4 million, net, of operating equipment using operating cash flows. In addition, the Company has entered into long-term operating leases of revenue equipment with minimum future rental payments of $5.4 million and has committed to additional leases with $3.2 million of minimum rentals.

  A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement, which matures December 31, 1999, currently provides for the sale of a maximum of $85.0 million of eligible receivables. As of September 30, 1998, $64.8 million of such receivables had been securitized.

  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). There were no borrowings under the Equipment Line in the quarter ended and nine months September 30, 1998. As of September 30, 1998, no borrowings were outstanding under the Working Capital Line.

  The Company has a controlling interest in Presis, L.L.C., and the exclusive finance and/or sale rights to equipment produced by Presis. Presis owns rights to a proprietary, industrial technology for dry particle processing. Presis intends to market equipment utilizing this technology to companies which would benefit from the use of dry particle processing in their manufacturing processes. In its initial phase, Presis will focus on continued research, product development, establishing sources of supply, recruiting and training personnel, developing markets and contracting for production. The Company expects this operation to incur initial operating losses during the remainder of 1998, which are likely to be material in relation to its consolidated results of operations.

  Crouse has achieved ratification of new five year pacts with the International Brotherhood of Teamsters covering in excess of 80% of its union employees. The new contracts, which became effective October 4, 1998, provide for all of the terms of the National Master Freight Agreement with a separate addendum for wages. Crouse will continue to maintain its past work rules, practices and flexibility within its operating structure. Crouse continues to negotiate with union locals representing the remaining employees. There can be, however, no assurance that Crouse's remaining union employees will ratify new contracts acceptable to both the Company and the union, or that work stoppages will not occur. If a work stoppage should occur, Crouse's customer base would be put at risk inasmuch as its competition would have a continuing operating advantage. Any of these actions could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

  Pursuant to a definitive stock purchase agreement, effective August 14, 1998, the Company repurchased 2,115,422 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share. Also pursuant to the Stock Purchase Agreement, the Company reimbursed the Crouse family for $350,000 of legal and other expenses incurred in connection with the takeover attempt. All but $456,000 of the total purchase price for the stock of approximately $19.3 million was paid on September 30, 1998. The Company funded the payment out of available cash and short-term investments, the proceeds from the sale and leaseback of approximately $4.2 million of revenue equipment and the proceeds from a $10.0 million secured loan from one of the Company's existing bank lenders (see Note 5 of Notes to Consolidated Financial Statements).

Year 2000 Issues
  The Year 2000 Issue is the result of computer programs being written using two digits to represent years rather than four digits, which include the century designation. Without corrective action, it is possible that the Company's computer programs, or its major service providers, vendors, suppliers, partners or customers that have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. Additionally, certain other assets may contain embedded chips that include date functions that could be affected by the transition to the year 2000. In some systems this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company has developed and is executing a Year 2000 Compliance Strategic Plan ("Year 2000 Plan") to enable management of TransFinancial Holdings, Inc. and each of its business operations to ensure that each of its critical business systems are "Year 2000 Compliant". The Company considers a business system to be Year 2000 Compliant if it is able to transition into the year 2000 without significant disruption to the Company's internal operations or those of its key business partners. The Year 2000 Plan encompasses the Company's information technology assets, including computer hardware and software ("IT assets") and non-information technology assets, goods and services, including assets utilizing embedded chip technology and significant customer and vendor relationships ("non-IT assets").

  The Company's Year 2000 Plan includes three principal sections: (1) mainframe computer and personal computer hardware and software utilized by the Company's transportation operations ("Transportation IT assets"); (2) desktop computer applications, embedded chips, significant business partners of the transportation operations ("Transportation non-IT assets"); and (3) personal computer hardware and software, desktop computer applications, embedded chips, significant business partners of the financial services operations ("Financial Services IT and non-IT assets"). The general phases common to all sections are:
(1) inventorying, assessing and assigning priorities to Year 2000 items ("Inventory Phase"); (2) taking corrective actions to modify, repair or replace items that are determined not to be Year 2000 Compliant ("Corrective Action Phase"); (3) testing material items ("Testing Phase"); and (4) developing and implementing contingency plans for each organization and location ("Contingency Planning Phase"). The Company intends to utilize primarily internal personnel and resources to execute its Year 2000 Plan but may utilize external consultants as needed in certain phases.

Transportation IT assets

  With regard to the Transportation IT assets section, the Inventory Phase is substantially completed. The Company has identified its computer applications, programs and hardware and is in the processing of assessing the Year 2000 risk associated with each item. The Company has begun executing the Corrective Action Phase by modifying or upgrading items that are not Year 2000 compliant. This phase is expected to be complete by the end of the first quarter of 1999. The Testing Phase is ongoing as corrective actions are completed. The Testing Phase is anticipated to be complete in the second quarter of 1999. The Contingency Planning Phase will begin in the first quarter of 1999 and be completed in the second quarter of 1999.

Transportation non-IT assets

  With regard to the Transportation non-IT assets section, the Inventory Phase is substantially completed. The Company has identified assets that may contain embedded chip technologies and has contacted the related vendors to gain assurance of Year 2000 status on each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company is in the process of effecting the Corrective Action Phase, which is anticipated to be complete by the end of the first quarter of 1999. The Testing Phase is ongoing as corrective actions are completed. This phase is anticipated to be complete in the first quarter of 1999. The Contingency Planning Phase will begin in the first quarter of 1999 and be completed in the third quarter of 1999.

Financial Services IT and non-IT assets

  With regard to the Financial Services IT and non-IT assets section, the Inventory Phase is completed. The Company has identified its computer applications, programs and hardware and non-IT assets and has assessed the Year 2000 risk associated with each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company has substantially completed the Corrective Action Phase. The Company's financial services' database, operating systems and computer applications have been upgraded or modified to address the Year 2000. The Testing Phase has been ongoing as corrective actions were completed and is anticipated to be complete in the fourth quarter of 1998. The Contingency Planning Phase will begin in the first quarter of 1999 and be completed in the second quarter of 1999.

Costs

  It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000, of which approximately $40,000 has been spent. These costs are being expensed as they are incurred and are being funded out of operating cash flow. These amounts do not include approximately $100,000 of costs to be capitalized as the Company replaces certain non-IT assets, in part to address the Year 2000 issue, as part of the Company's normal capital replacement and upgrades. These amounts also do not include any costs associated with the implementation of contingency plans that will be developed in 1999.

Risks
  The failure to correct a material Year 2000 issue could result in an interruption in, or failure of, certain normal business operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors, suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's Year 2000 Plan is designed to gather information concerning Year 2000 issues facing the Company and to address and resolve such issues to the extent reasonably possible. Even if the Company successfully implements its Year 2000 Plan, there can be no assurance that the Company's operations will not be affected by Year 2000 failures or that such failures will not have a material adverse effect on the Company's results of operations, liquidity and financial condition.

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

   In the event that a Person becomes an Acquiring Person, each holder of a Right (except the Acquiring Person and certain other persons) will no longer have the right to purchase units of Preferred Stock, but instead will thereafter have the right to receive, upon exercise of the Right, shares of Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a Current Market Value (as defined in the Rights Agreement) equal to two times the then current exercise price of the Right. Once a Person becomes an Acquiring Person, all Rights that are, or under certain circumstances were, owned by the Acquiring Person ( or certain related parties) will be null and void. In the event that, at any time after a Person becomes an Acquiring Person, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation (other than a merger which satisfies certain requirements), or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the then current exercise price of the Right.

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

Item 3.   Defaults Upon Senior Securities - None


Item 4.   Submission of Matters to Vote of Security Holders  - None
Item 5.   Other Information - None


Item 6.   Exhibits and Reports on Form 8-K


     (a)   Exhibits

10.1*      Amendment No. 5 to Receivables Purchase Agreement by and among APR
Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated August 25, 1998.

10.2*      Amendment No. 6 to Receivables Purchase Agreement by and among APR
Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated September 11, 1998.

10.3*      Secured Loan Agreement by and between Bankers Trust of Des Moines,
Iowa, TransFinancial Holdings, Inc., and Crouse Cartage Company, dated September 29, 1998.

27*        Financial Data Schedule.

           * Filed herewith.

     (b)     Reports on Form 8-K -

          (1) A Current Report on Form 8-K, dated July 15, 1998, filed July 16, 1998, to report the declaration of a rights dividend.
                              (SIGNATURE)


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



                                          By:     /s/ Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer



                                          By:     /s/ Mark A. Foltz

                                                  Mark A. Foltz
                                                  Vice President, Finance and
Secretary


Date:  November 16, 1998

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit





10.1 Amendment No. 5 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated August 25, 1998.

10.2 Amendment No. 6 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated September 11, 1998.

10.3 Secured Loan Agreement by and between Bankers Trust of Des Moines, Iowa, TransFinancial Holdings, Inc., and Crouse Cartage Company, dated September 29, 1998.

27       Financial Data Schedule.