Form 10-K
period 1998-12-31
TRANSFINANCIAL HOLDINGS INC
filed 1999-03-15
CIK 719271

FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1998

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of TransFinancial Holdings, Inc. as of March 12, 1999, was $13,862,000 based on the last sale price on the American Stock Exchange on that date.

The number of outstanding shares of the registrant's common stock as of March 12, 1999 was 3,932,372 shares.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12 and 13 of this Report are incorporated by reference from the registrant's definitive proxy statement for the 1999 annual meeting of shareholders.


                           FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements can often be identified by the use in such statements of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," or the negative thereof, or comparable terminology. Certain of the forward-looking statements contained herein are marked by an asterisk ("*") or otherwise specifically identified herein. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I


ITEM 1.  BUSINESS.

     TransFinancial Holdings, Inc. ("TransFinancial" or the "Company"), is headquartered in Lenexa, Kansas, and is a Delaware holding company formed in April, 1976. TransFinancial operates in three industry segments; transportation, through, its subsidiary Crouse Cartage Company ("Crouse"); financial services, primarily through its insurance premium finance subsidiary, Universal Premium Acceptance Corporation ("UPAC"); and industrial technology, through its subsidiary, Presis, L.L.C. ("Presis"). TransFinancial acquired Crouse on September 1, 1991. UPAC was acquired on March 29, 1996 and merged operations with Agency Premium Resource, Inc. ("APR") which was acquired May 31, 1995. TransFinancial acquired its interest in Presis effective July 31, 1997. Financial information about the Company's operating industry segments is presented in Note 1 of Notes to Consolidated Financial Statements.

                                      TRANSPORTATION

     Crouse, headquartered in Carroll Iowa, is a regional motor common carrier of general commodities in less-than-truckload ("LTL") quantities in 15 states in the north central and midwest portion of the United States. In 1998, Crouse entered into a strategic partnership arrangement with a southeastern regional LTL carrier that enables Crouse to offer its customers service in 7 southeastern states. Crouse also offers motor common carrier service for truckload quantities of general and perishable commodities throughout the 48 contiguous United States. LTL shipments are defined as shipments weighing less than 10,000 pounds.

     LTL carriers are referred to as regional, inter-regional or national motor carriers, based upon length of haul. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers. Carriers with average lengths of haul between 500 and 1,000 miles are referred to as inter-regional carriers. National carriers generally operate coast-to-coast and have average lengths of haul that exceed 1,000 miles.

     In the motor carrier business, revenue is a function of volume and pricing and is frequently described in relation to weight. Crouse tracks revenue per hundredweight (pounds divided by 100) as a measure of pricing or rate trends.
In addition to pricing, the average revenue per hundredweight is also a function of the weight per shipment, length of haul and commodity mix.

     LTL carriers can improve profitability by increasing lane and terminal density. Increased lane density lowers unit operating costs. Increased terminal density, by increasing the amount of freight handled at a given terminal location, improves utilization of fixed assets.

      LTL shipments must be handled rapidly and carefully in several coordinated stages. Local drivers operating from Crouse's network of 68 service locations pick up shipments from customers. The freight is transported to a terminal, loaded into intercity trailers, carried by linehaul drivers to the terminal which services the delivery area, transferred to trucks or trailers and then delivered to the consignee by local drivers. Much of Crouse's LTL freight is handled and/or transferred through one of three centrally located "break bulk" terminals between the origin and destination service areas. LTL operations require substantial equipment capabilities and an extensive network of terminal facilities. Accordingly, LTL operations, compared to truckload shipments and operations, command higher rates per hundredweight shipped and have tended historically to be less vulnerable to competition from other forms of transportation such as railroads. Crouse's concentrated and efficient operations typically allow it to provide next day service (delivery on the day after pickup) for much of the LTL freight it handles.

     The following table sets forth certain financial and operating data with respect to Crouse:

                                                      1998(4)          1997         1996         1995(3)       1994(3)

Revenue (000's)..................................  $     144,592  $    126,062 $    107,502   $    95,152   $    95,772
Operating Income (000's).........................          2,865         3,136        2,915         3,970         6,017
Operating Ratio (1)..............................          98.0%         97.5%        97.3%         95.8%         93.7%
Number of shipments (000's) -
  Less-than-truckload ...........................          1,150         1,076          952           742           744
  Truckload       ...............................             39            31           27            32            33
Revenue per hundredweight -
  Less-than-truckload ...........................    $      9.32  $       9.25  $      8.84   $      9.25   $      9.38
  Truckload       ...............................           2.36          2.09         2.04          2.30          2.19
Tonnage (000's) -
  Less-than-truckload ...........................            638           570          503           402           398
  Truckload       ...............................            545           495          461           451           479
Intercity miles operated (000's).................         60,848        51,952       44,523        39,424        36,720
At year-end, number of -
  Terminals (2)   ...............................             68            66           55            54            53
  Tractors and trucks ...........................            684           631          585           527           504
  Trailers ......................................          1,501         1,417        1,194         1,004           948
  Employees       ...............................          1,338         1,287        1,113           945           965


Notes:

(1)  Operating ratio is the percent of operating expenses to operating revenue.
(2)  Includes owned, leased, agent and other operating locations.
(3)  Effective in 1996 the Company prospectively changed its classification of certain shipments, related tonnage and revenues between less-than-truckload and truckload which affects the comparability of this data with 1994 through 1995 information.
(4)  1998 operating income excludes certain charges totaling $1,544,000 relating to events surrounding the hostile takeover of
     Crouse's parent.


                                  SEASONALITY

      Crouse's quarterly operating results, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather-related operating conditions. Tonnage levels are generally highest from August through October. A smaller peak also generally occurs in April through June. Inclement weather conditions during the winter months adversely affect the number of freight shipments and increase operating costs. Historically, Crouse has achieved its best operating results in the second and third quarters when adverse weather conditions do not affect its operations and seasonal peaks occur in the freight shipped via public transportation.

                              INSURANCE AND SAFETY

      Crouse is self-insured for the first $100,000 of losses per occurrence with respect to public liability, property damage, workers' compensation, cargo loss or damage, fire, general liability and other risks. In addition, Crouse maintains excess liability coverage for risks over and above the self-insured retention limits. In the opinion of management, all claims pending against Crouse are adequately reserved under Crouse's self-insurance program, or are fully covered by outside insurance.*

      Because most risks are largely self-insured, Crouse's insurance costs are primarily a function of the success of its safety programs and less subject to increases in insurance premiums. Crouse conducts a comprehensive safety program to meet its specific needs.

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

                                   REGULATION

      The interstate operations of Crouse are subject to regulation by the Department of Transportation ("DOT") and a panel within the DOT, the Surface Transportation Board ("STB"). Motor carriers are required to register with the DOT. Registration is granted by the DOT upon showing safety, fitness, financial responsibility and willingness to abide by DOT regulations.

      The trucking industry remains subject to the possibility of regulatory and legislative changes that can influence operating practices and the demands for and the costs of providing services to shippers.

      Interstate motor carrier operations are subject to safety requirements prescribed by DOT, while such matters as the weight and dimensions of equipment are also subject to Federal and state regulations. Professional truck drivers must be licensed to operate commercial vehicles in compliance with the DOT regulations, and are subject to strict drug testing standards. These requirements increase the safety standards for conducting operations, but add administrative costs and have affected the availability of qualified, safety conscious drivers throughout the trucking industry.
      Crouse is subject to state public utility commissions and similar state regulatory agencies with respect to safety and financial responsibility in its intrastate operations. Crouse is also subject to safety regulations of the states in which it operates, as well as regulations governing the weight and dimensions of equipment.

      Crouse's operations are also subject to various federal, state and local environmental laws and regulations governing the transportation, storage, presence, use, disposal and handling of hazardous materials and the maintenance of underground fuel storage tanks. Management does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's financial condition or results of operations.* In the event that the Company should fail to comply with applicable laws and regulations, the Company could be subject to substantial liability.* For a discussion of facilities used by Crouse which maintain underground fuel storage tanks, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."
                                   EMPLOYEES

      At December 31, 1998, Crouse employed 1,338 persons, of whom 1,068 were drivers, mechanics, dockworkers or terminal office clerks. The remaining employees were engaged in managerial, sales and administrative functions.

      Approximately 80% of Crouse employees, including primarily drivers, dockworkers and mechanics, are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union") or other local unions. Crouse and the Teamsters Union are parties to the National Master Freight Agreement ("NMFA") which expires on March 31, 2003. Crouse achieved ratification in 1998 of new five-year pacts with the International Brotherhood of Teamsters or other local unions covering substantially all of its union employees. The new contracts generally provide for all of the terms of the NMFA with a separate addendum for wages. Crouse will continue to maintain its past work rules, practices and flexibility within its operating structure. Crouse continues to negotiate with the union local representing the remaining employees. There can be, however, no assurance that Crouse's remaining union employees will ratify a new contract acceptable to both the Company and the union, or that work stoppages will not occur. If a work stoppage should occur, Crouse's customer base would be put at risk inasmuch as its competition would have a continuing operating advantage. Any of these actions could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.*

      As an employer signatory to the NMFA, Crouse must contribute to certain pension plans established for the benefit of employees belonging to the Teamsters Union. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group may be jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by Crouse from the multiemployer plans). Although Crouse has no current information regarding its potential liability under ERISA in such an event, management believes that such liability would be material.*

      Under provisions of the former NMFA, Crouse maintained a profit sharing program for all employees from 1988 through September 1998 ("Profit Sharing"). Profit Sharing was structured to allow all Crouse employees to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains and losses on the sale of assets) in return for a 15% reduction in wages. The profit sharing program was not extended in the new contract ratified in 1998. The new contract includes a separate wage reduction provision that specifies wage rates below those provided in the NMFA.

                               FINANCIAL SERVICES

      UPAC, headquartered in Lenexa, Kansas, is engaged in the business of financing the payment of insurance premiums. UPAC offers financing of insurance premiums primarily to commercial purchasers of property and casualty insurance who wish to pay their insurance premiums on an installment basis. Whereas some insurance carriers require advance payment of a full year's premium, UPAC allows the insured to spread the payment of the insurance premium over time.

      UPAC finances insurance premiums without assuming the risk of claims loss borne by insurance carriers. When insureds buy an insurance policy from an independent insurance agent or broker who offers financing through UPAC, the insureds generally pay a down payment of 20% to 25% of the total premium and sign a premium finance agreement for the balance, which is generally payable in installments over the following nine months. Under the terms of UPAC's standard form of financing contract, UPAC is given the power to cancel the insurance policies if there is a default in the payment on the finance contracts and to collect the unearned portion of the premiums from the insurance carrier. The down payments are usually set at a level determined, in the event of cancellation of a policy, such that the unearned premiums returned by insurance carriers are expected to be sufficient to cover the loan balances plus interest and other charges due to UPAC.

      UPAC currently does business with more than 3,200 insurance agencies or brokers, the largest of which referred approximately 3% of the total premiums financed by UPAC in 1998. The following table sets forth certain financial and operating data with respect to UPAC since the entry into this segment by TransFinancial in May 1995:

                                       1998      1997      1996      1995

Premiums financed (000's)           $ 160,773 $ 122,981  $ 120,355  $37,852
Number of premium finance contracts    49,789    48,818     46,968    7,214
Average amount of contracts         $   3,229 $   2,519  $   2,562  $ 5,247


      UPAC had 55 employees at December 31, 1998.



                                   REGULATION

      UPAC's operations are governed by state statutes, and regulations promulgated thereunder, which provide for the licensing, administration and supervision of premium finance companies. Such statutes and regulations impose significant restrictions on the operation of UPAC's business. The Federal Truth in Lending statute also governs a portion of the format of UPAC's premium finance agreements.

      UPAC currently operates as an insurance premium finance company in the 48 contiguous states under state licenses it holds or under foreign corporation qualification in states that do not require licensing of insurance premium finance companies. UPAC generally must renew its licenses annually. UPAC is also subject to periodic examinations and investigations by state regulators. The licensing agency for insurance premium finance companies is generally the banking department or the insurance department of the applicable state.

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

      Changes in the regulation of UPAC's activities, such as increased rate regulation, could have an adverse effect on its operations. The statutes do not provide for automatic adjustments in the rates a premium finance company may charge. Consequently, during periods of high prevailing interest rates on institutional indebtedness and fixed statutory ceilings on rates UPAC may charge its insureds, UPAC's ability to operate profitably could be adversely affected.*

                                  COMPETITION

      UPAC encounters intense competition from numerous other firms, including insurance carriers offering installment payment plans, finance companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Many of UPAC's competitors are larger and have greater financial and other resources and are better known to insurance agents and brokers than UPAC. In addition, there are few, if any, barriers to entry in the event other firms, particularly insurance carriers and their affiliates, seek to compete in this market.

      The market for premium finance companies is two-tiered. The first tier is that of large, national premium finance companies owned by large insurance companies, banks, or commercial finance companies. This group is composed of a small number companies that, on a combined basis, finance in excess of 80% of the total market. The second tier, which includes UPAC, is highly fragmented and is composed of numerous smaller local, regional and national premium finance companies, which finance the remainder of the total market.

      Competition to provide premium financing to insureds is based primarily on interest rates, level of service to the agents and insureds, and flexibility of terms for down payment and number of payments. Management believes that its commitment to technology and account service distinguishes it from its first tier competitors and that its cost of funds allows it to compete favorably with second tier competitors.*


                             INDUSTRIAL TECHNOLOGY

      In July 1997, the Company acquired a controlling interest in Presis and subsequently purchased the minority interests from the former owners in 1998. Presis is a start-up business involved in developing technical advances in dry particle processing. Presis has working prototypes that it is utilizing for research and testing which will require further engineering before being placed in commercial operation. In the event the process is successfully developed, Presis expects to market its process to companies processing pigments used in the production of inks, paints and coatings.*

      Competition in the particle processing field is primarily with manufacturers of machinery using various milling processes (including three-roll mills, media mills, air jet mills and hammer mills). Many of the manufacturers of such machinery used in competing processes are more established and have substantially greater resources than Presis.

                             DISCONTINUED OPERATION

      American Freight System, Inc. ("AFS") is treated as a discontinued operation of TransFinancial. The primary obligation of AFS is to administer the provisions of a Joint Plan of Reorganization ("Joint Plan"). As of December 31, 1994, all unsecured creditors were paid an amount equal to 130% of their allowed claims, which was the maximum distribution provided under the Joint Plan.

      In 1992 through 1994 TransFinancial received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $25.0 million, $6.8 million $8.5 million and $9.2 million to TransFinancial on December 28, 1994, July 5, 1995, July 11, 1996 and April 30, 1998.
      AFS had minimal remaining undistributed net assets as of December 31, 1998. The closure of the bankruptcy estate is anticipated to occur in 1999.*

ITEM 2.  PROPERTIES.

      TransFinancial's, UPAC's and Presis' corporate offices are located in approximately 16,000 square feet of a 24,000 square foot office building owned by the Company at 8245 Nieman Road, Lenexa, Kansas 66214. The remainder of the space is leased to third-party tenants.

      In connection with its operations, Crouse operates a fleet of tractors and trailers and maintains a network of terminals to support the intercity movement of freight. Crouse owns most of its fleet. In 1998 Crouse entered into a long-term operating lease for certain tractors and trailers. Crouse also leases some equipment from owner-operators to supplement the owned and leased equipment and to provide flexibility in meeting seasonal and cyclical business fluctuations.

      As of December 31, 1998, Crouse owned 484 tractors and leased 200 tractors under a long-term operating lease. During 1998, Crouse leased 284 tractors and 34 flatbed trailers from owner-operators. On December 31, 1998, it also owned 319 temperature controlled trailers, 1,053 volume vans (including 470 53-foot van trailers), and 29 flatbed trailers. Crouse also leased 100 53-foot van trailers under a long-term operating lease.

      The table below sets forth the number of Crouse operating locations at year-end for the last five years:

                                    1998     1997      1996      1995   1994

      Owned terminals.........       28        28        27       26     26
      Leased terminals........       16        14         8        8      8
      Agency terminals........       24        24        20       20     19
            Total.............       68        66        55       54     53



      The above operating locations include; break bulk facilities in Des Moines, Iowa, Davenport, Iowa and Indianapolis, Indiana; and terminals in Crouse's principal markets, Chicago, Illinois, Milwaukee, Wisconsin, Minneapolis, Minnesota, Kansas City, Missouri, Omaha, Nebraska, St. Louis, Missouri, Cleveland, Ohio, Cincinnati, Ohio and Columbus, Ohio.

ITEM 3.  LEGAL PROCEEDINGS.

      TransFinancial's subsidiaries are parties to routine litigation primarily involving claims for personal injury and property damage incurred in the transportation of freight. TransFinancial and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the fourth quarter of 1998.


      Included herein, pursuant to General Instruction G, is the information regarding executive officers of the Company required by Item 401 of Regulation S-K, as of March 12, 1999.
                            EXECUTIVE OFFICERS OF THE COMPANY


     Name              Age               Position

Timothy P. O'Neil       42   President, Chief Executive Officer, and Director

David D. Taggart        54   Executive Vice President and Director

Kurt W. Huffman         40   Executive Vice President

Mark A. Foltz           40   Vice President, Finance and Corporate Secretary


      Timothy P. O'Neil, a member of the Company's Board since August 1995, has been President and Chief Executive Officer since May 1995. From October 1989 through May 1995, Mr. O'Neil served in various positions with the Company, including, Senior Vice President, Vice President, Treasurer and Director of Finance. From March 1997 through October 1998, he also served as President and Chief Executive Officer of UPAC. Mr. O'Neil has been President, Chief Executive Officer, Chief Financial Officer and Treasurer of AFS since July 1991.

      David D. Taggart, a member of the Board since July 1998, has been Executive Vice President of TransFinancial since April 1998. From August 1997 to April 1998 he served as Vice President of TransFinancial. He has also served as Chairman and Chief Executive Officer of Crouse since January 1997. Mr. Taggart joined Crouse in October 1995 as Executive Vice President. Prior to his service at Crouse, he served as President and Chief Executive Officer of G.I. Trucking, a regional LTL carrier based in LaMirada, California, from 1991 to 1995.

      Kurt W. Huffman has been Executive Vice President of TransFinancial since August 1998, President and Chief Executive Officer of Presis since March 1998 and President and Chief Executive Officer of UPAC since October 1998. From August 1997 to March 1998 he served as Executive Vice President of Presis. Prior to joining the Company in a management capacity in June 1997, Mr. Huffman served as Chief Information Officer of Laidlaw Transit Services, Overland Park, Kansas, a publicly-held provider of school and municipal bus services, from May 1993 to February 1998. Prior to his service with Laidlaw, he was a senior manager with the international accounting firm of Arthur Andersen LLP.

      Mark A. Foltz has been Vice President, Finance since June 1997 and Treasurer and Corporate Secretary of TransFinancial since May 1996. He was employed with TransFinancial as Director of Finance in July 1995 and also served as Assistant Treasurer and Assistant Secretary from August 1995 to May 1996.
Mr. Foltz served in various financial positions, most recently as Assistant Vice President - Finance, with Mark VII, Inc., a publicly-held transportation company, headquartered in Memphis, Tennessee, from October 1987 to June 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(A)   MARKET INFORMATION.

      TransFinancial's Common Stock is traded on the American Stock Exchange under the symbol TFH. Prior to July 2, 1997, the Common Stock traded under the symbol ANU. The following table shows the sales price information for each quarterly period of 1998 and 1997.

      1998                                    High         Low


      Fourth Quarter....................... $ 6 1/2        $4  1/8
      Third Quarter........................   9 1/2         5  13/16
      Second Quarter.......................   9 5/8         8  7/8
      First Quarter........................  10 1/2         8  7/8

      1997                                    High          Low
      Fourth Quarter....................... $10 1/4        $8  5/8
      Third Quarter........................  10 1/8         8  7/8
      Second Quarter.......................   9 1/16        7  1/2
      First Quarter........................   8             7  3/8


(B)   HOLDERS.
                                                 Number of
                                               Holders of Record
      Title of Class                          at December 31, 1998


      Common Stock, par value $0.01 per share            1,158

(C)   DIVIDENDS.

      No cash dividends were paid during 1998 or 1997 on TransFinancial's Common Stock. TransFinancial currently intends to retain earnings to finance expansion and does not anticipate paying cash dividends on its Common Stock in the near future.* TransFinancial's future policy with respect to the payment of cash dividends will depend on several factors including, among others, acquisitions, earnings, capital requirements, financial conditions and operating results. See
Note 4 of Notes to Consolidated Financial Statements for a discussion of restrictions on the ability of TransFinancial's subsidiaries to pay dividends to TransFinancial and the ability of TransFinancial to pay cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA.

                                                       1998           1997             1996           1995          1994

                                                            (In Thousands, Except Per Share Data)
Operating Revenue...........................       $   151,701    $    133,223    $113,693       $    96,847    $    95,772


Income (Loss) from Continuing
     Operations.............................       $    (2,027)   $      1,100    $        852   $     2,810    $     5,495


Income from Discontinued
     Operations.............................       $        --    $         --    $         --   $     3,576    $    54,845




Net Income (Loss)...........................       $    (2,027)   $      1,100    $        852   $     6,386    $    60,340


Basic Earnings (Loss) per Share -
     Continuing Operations..................       $    (0.39)    $       0.18    $       0.13   $      0.38    $      0.73
     Discontinued Operations................                --              --              --          0.48           7.27

     Total..................................       $    (0.39)    $       0.18    $       0.13   $      0.86    $      8.00



Diluted Earnings (Loss) per Share -
     Continuing Operations..................       $    (0.39)    $       0.18    $       0.12    $     0.37    $      0.72
     Discontinued Operations................                --              --              --          0.48           7.21

     Total..................................       $    (0.39)    $       0.18    $       0.12    $     0.85    $      7.93


Total Assets................................       $    77,763    $     89,755    $     86,812    $   88,426    $    85,399



Long-Term Debt..............................       $     9,700    $         --    $         --    $       --    $        --


Cash Dividends per
     Common Share...........................       $        --    $         --    $         --    $       --    $        --





ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS                                       OF OPERATIONS.

                             RESULTS OF OPERATIONS

      TransFinancial operates in three distinct industries; transportation, through its subsidiary, Crouse; insurance premium finance, through its subsidiary, UPAC; and industrial technology, through its subsidiary, Presis.

     In June 1998, TJS Partners, LP ("TJS"), a shareholder of the Company, announced its intent to acquire an additional 23% of the Company's outstanding common stock held by one family (the "Crouse family"), obtain control of the Company's board of directors and study possible actions such as the liquidation or sale of part or all of the Company's businesses or assets. The board of directors determined that the hostile takeover attempt was not in the best interest of the Company and its shareholders and agreed to repurchase the shares held by TJS and the Crouse family. The failed takeover attempt, together with other events, led TransFinancial to record after-tax charges totaling $2.9 million. These charges included costs related to management and personnel changes, asset and liability valuation adjustments and transaction costs and other expenses related to the takeover attempt. See Notes 1 and 5 of Notes to Consolidated Financial Statements.


Transportation


      OPERATING REVENUE - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                                        1998         1997
                                                        vs.          vs.
                                                        1997         1996

  Increase (decrease) from:
    Increases in LTL tonnage..................       $ 12,615       $11,792
    Increase in LTL revenue
      per hundredweight.......................            892         4,934
    Increases in truckload revenues...........          5,023         1,834

      Net increase............................       $ 18,530       $18,560



      Less-than-truckload ("LTL") operating revenues rose 12.8% and 18.8% in 1998 and 1997, in comparison to the preceding years. LTL tonnage rose 12.0% and 13.3% in 1998 and 1997, as compared to 1997 and 1996. The substantial increases in LTL tonnage in 1998 and 1997 were due to increased freight volumes with existing and new customers resulting primarily from expansion of the Company's markets. Additionally, 1997 LTL revenues, tons and shipments temporarily increased during the Teamsters' strike against UPS, as Crouse met customers' needs for small parcel shipments. Crouse's LTL revenue yield rose 0.9% in 1998 as compared to 1997. The effects of a softening agricultural economy, a slowing in the growth of LTL tons and an increase in competitive pressures on freight rates, were substantially offset by additional, high yield freight handled as a result of Crouse's partnership with a southeastern regional carrier which was initiated in the third quarter of 1998. Crouse's LTL revenue yield improved approximately 4.8% in 1997 compared to 1996. This improvement in revenue yield was the result of Crouse's ability to sustain a significant portion of a general rate increase placed in effect on January 1, 1997, negotiated rate increases on certain shipping contracts and fuel surcharges. Revenue per hundredweight in 1997 also benefited temporarily from a decrease in average weight per shipment, which was, in part due to the additional volume of small parcel shipments handled. Smaller shipments typically yield more revenue per hundredweight. Crouse's average revenue per hundredweight in 1997 also was positively impacted when the Company stopped hauling freight for certain customers who would not agree to increases in rates to levels providing adequate compensation for services provided and costs incurred.

      Truckload operating revenue rose 24.3% and 9.7% in 1998 and 1997, primarily as a result of 26.3% and 13.9% increases in numbers of shipments. Truckload revenues and tons benefited principally from strong volumes in the Company's refrigerated division as the volume of meat hauled continued to be strong. Revenue per shipment declined 2.0% and 4.2% in 1998 and 1997 compared to 1997 and 1996 as a result of decreases in average weight per shipment.

      OPERATING EXPENSES - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                    Percent of
                                                Operating Revenue

                                              1998(1)  1997    1996

  Salaries, wages & employee benefits.....      56.8%  56.8%   55.9%
  Operating supplies and expenses.........      12.5   12.5    13.2
  Operating taxes and licenses............       2.6    2.6     2.7
  Insurance and claims....................       1.8    2.3     1.9
  Depreciation and amortization...........       2.3    3.1     2.7
  Purchased transportation and rents......      22.0   20.2    20.9

     Total operating expenses.............      98.0%  97.5%   97.3%



  (1) Additionally, in connection with the failed takeover attempt by certain shareholders, an in-depth evaluation was performed on each of the Company's business enterprises utilizing both internal and external resources. As a result of this process the Company effected certain changes in its management team and corporate structure, and recorded valuation adjustments to certain assets and liabilities. The following charges relative to the Company's transportation business are not reflected in the percentages above: $494,000 in Salaries, Wages and Employee Benefits; $450,000 in Operating Supplies and Expenses; and $600,000 in Insurance and Claims.

      Crouse's operating expenses as a percentage of operating revenue, or operating ratio, excluding the charges discussed above, were 98.0% for 1998 compared to 97.5% for 1997. The increase in operating ratio was primarily the result of operating costs associated with the Company's substantial investments in market expansion; the replacement and modernization of its fleet, and the development of management information systems. The operating costs of these investments will continue to impact Crouse's operating ratio into 1999. The Company also believes that its labor productivity and operating efficiency were adversely impacted during 1998 by employee and management attention to issues relating to the union negotiations and attempted hostile takeover and possible liquidation of the Company. With the favorable resolution of these issues and renewed focus on operating performance, the Company believes the unfavorable trend in operating ratios can be reversed in 1999.* Crouse's operating expenses were positively impacted by approximately $756,000 in 1998 as a result of a change in accounting estimate of the remaining useful lives of certain revenue equipment.

      Crouse's operating ratio for 1997 rose slightly to 97.5% compared to 97.3% for 1996. The fixed costs related to Crouse's investment in expanding its market throughout Ohio, Michigan and Kentucky exceeded revenues generated in these new markets. Insurance and claims expenses were increased as Crouse incurred unusually high claims costs due to an increase in the number and severity of accidents and cargo damage occurring in 1997. Salaries and wages were adversely impacted as Crouse operating and administrative personnel devoted significant man-hours, primarily on an overtime basis, in training and making the transition to Crouse's new computer system, which was in service January 1, 1998. Crouse also incurred incrementally greater variable costs due to the different freight handling characteristics of the small parcel shipments moved during the strike against UPS as compared to the freight Crouse typically handles.

Financial Services


      As a result of the in-depth evaluation of the Company's business enterprises, changes in its management team and adjustments to certain assets and liabilities discussed previously, UPAC recorded charges relative to its financial services business in 1998. These charges include $392,000 relative to management and personnel costs and $683,000 of charges related to adjustments in asset values, including $333,000 of additional depreciation related to the change in estimated useful life for purchased software (See Note 1 of Notes to Consolidated Financial Statements).

      In 1998, UPAC reported operating income, excluding the charges discussed above, of $422,000 on net financial services revenue of $7.0 million and total insurance premiums financed of $160.8 million. A slight decrease in net financial services revenue in 1998 was primarily due to an increase in the percentage of finance receivables sold and a decrease in gains realized on sale of receivables pursuant to the securitization agreement resulting from a lower average yield on contracts originated in 1998. Operating income, excluding the charges discussed above, was slightly higher due to reduced operating expenses in 1998, principally provisions for credit losses. The increase in total insurance premiums financed in 1998 was the result of the acquisition of Oxford Premium Finance, Inc. on May 29, 1998 and increased volumes financed with existing and new agents.

      In 1997, UPAC generated operating income of $396,000 on net financial services revenue of $7.1 million from total insurance premiums financed of $123.0 million. In 1996, UPAC financed $120.4 million of insurance premiums and generated net financial services revenue of $6.1 million and an operating loss of $685,000. The increase in premiums financed and net financial services revenue was primarily the result of the acquisition of UPAC effective March 29, 1996. The improvement in operating income in 1997 from the operating loss incurred in 1996 was primarily the result of the integration of the operations of UPAC in Lenexa, Kansas that eliminated substantial duplicate administrative costs incurred in 1996. Also positively impacting operating income in 1997 was the improved cost of funds under the Company's new receivable securitization agreement effective December 31, 1996, and an increase in gain recognized on receivables sold under the new securitization agreement. Operating income in 1997 was adversely impacted by unusually high levels of credit losses during the year, primarily as a result of apparently falsified financings by insurance agents.

Industrial Technology


      As a result of the in-depth evaluation of the Company's business enterprises, changes in its management team and adjustments to certain assets and liabilities discussed previously, Presis, the Company's start-up industrial technology business, recorded charges related to its industrial technology investment in 1998. These charges include $244,000 related to management and consulting contracts and $525,000 resulting from the adjustment of the carrying value of certain equipment and intangibles to fair value (See Note 1 of Notes to Consolidated Financial Statements).

      In 1998, Presis incurred operating expenses, excluding the charges discussed above, of $700,000, primarily in salaries, wages and employee benefits as compared to operating expenses of $295,000 during the partial year of 1997. In its initial phase Presis has focused on continued research and testing of its technology. The Company expects this operation to incur operating losses in 1999 at or below its current expenditure levels of $100,000 per quarter as it continues to pursue the research, testing and commercialization of its technology.*

Other
      In connection with the failed takeover attempt, the Company incurred $500,000 in transaction costs and expenses that are included in general corporate expenses in 1998. Additionally, general corporate charges of $700,000 were recorded principally to reflect certain excess costs incurred to remove contaminated soil from a site formerly owned by the Company. A lawsuit has been filed against the environmental engineering firm that performed the initial cleanup to recover such excess costs. The Company has not recorded the benefit of potential recovery pursuant to this lawsuit and none can be assured.

      As a result of the Company's use of funds for the Crouse market expansion and new computer system, the UPAC acquisition and stock repurchases, interest earnings on invested funds were substantially lower in 1998 and 1997 than in the preceding years. Interest income is expected to continue to decline as the Company invests its cash and short-term investments in its operations.*
Interest expense increased in 1998 due to borrowings on long-term debt incurred to repurchase stock (See Note 4 of Notes to Consolidated Financial Statements).

      TransFinancial's effective income tax provision (benefit) rates for 1998, 1997 and 1996 were (29%), 58% and 51%. The effective income tax rate for 1998 was a lower percentage due to the impact of non-deductible amortization of intangibles and meals and entertainment expenses, which reduce the tax benefit of pre-tax losses in 1998, as compared to the impact of these items on pre-tax income in 1997. The increase in the effective rate in 1997 was the result of the greater significance of non-deductible amortization of intangibles relative to reduced pre-tax income. Also, in 1997 the Company provided additional income tax reserves for tax adjustments resulting from an examination of the Company's income tax returns. This examination was concluded in 1998 with no additional tax provision required.

Outlook


      The following statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and as such involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

      The Company utilizes a three-year strategic planning process with the goal of maximizing shareholder value through profitable growth of its business segments. In the transportation segment the plan calls for the Company to continue to provide and improve upon its already superior service to its customers in its primary operating territory, while increasing the density of its operations in the eastern portion of its service area. The Company also intends to continue to focus on improving the efficiency and effectiveness of its operations.

      The Financial services segment will focus on targeting its marketing efforts to improve its contribution to the Company's return on equity. Additionally, the Company intends to focus on utilizing technology to improve its operating efficiency.

      The industrial technology operation will focus on continued research, testing and commercialization of its technology. The Company expects this operation to incur operating losses in 1999 at or below its current expenditure levels of $100,000 per quarter.

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

Transportation


      Certain specific factors which may affect the Company's transportation operation include: competition from other regional and national carriers for freight in the Company's primary operating territory; price pressure; changes in fuel prices; labor matters, including changes in labor costs, and other labor contract issues resulting from the negotiation of new contracts to replace current contracts, covering certain terminal employees which expired March 31, 1998; and environmental matters.

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

Industrial Technology


      Presis is a start-up business formed to develop an industrial technology for dry particle processing. This technology is subject to risks and uncertainties in addition to those generally applicable to the Company's operations described herein. These additional risks and uncertainties include the efficacy and commercial viability of the technology, the ability of the venture to market the technology, the acceptance of such technology in the marketplace, the general tendency of large corporations to be slow to change from known technology, the ability to protect its proprietary information in the technology and potential future competition from third parties developing equivalent or superior technology. As a result of these and other risks and uncertainties, the future results of operations of the venture are difficult to predict, and such results may be materially better or worse than expected or projected.

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

General Factors


      Certain general factors that could impact any or all of the Company's operations include: changes in general business and economic conditions; changes in governmental regulation; and tax changes. Expansion of these businesses into new states or markets is substantially dependent on obtaining sufficient business volumes from existing and new customers in these new markets at compensatory rates.
      The cautionary statements made pursuant to Section 21E of the Securities Exchange Act of 1934, as amended, are made as of the date of this Report and are subject to change. The cautionary statements set forth in this Report are not intended to cover all of the factors that may affect the Company's businesses in the future. Forward-looking information disseminated publicly by the Company following the date of this Report may be subject to additional factors hereafter published by the Company.


                              FINANCIAL CONDITION

      The Company's financial condition remained strong at December 31, 1998 with approximately $3.3 million in cash and investments. The Company's current ratio was 2.3 to 1.0 and its ratio of total liabilities to tangible net worth was 0.7 to 1.0. In addition to utilizing cash and investment reserves, a substantial amount of the Company's cash is generated by operating activities. Cash generated from operating activities decreased in 1997 from 1996, due primarily to a temporary increase in freight accounts receivable resulting from a lag in billing and collections during Crouse's transition to its new computer system. Substantially all of these delinquent receivables were collected in 1998 resulting in the improvement in cash generated from operating activities in that period.

      Investing Activities - The continuing winddown of its discontinued operation, AFS, has been a source of cash to the Company's operation as AFS has distributed $6.3 million and $8.5 million in cash dividends in 1998 and 1996. AFS had minimal remaining undistributed net assets as of December 31, 1998. The principal use of cash has been the acquisitions of Oxford for approximately $4.2 million in 1998 and UPAC for approximately $12.0 million in 1996. In addition, Crouse expended $13.1 million, $9.6 million and $4.0 million in 1998, 1997 and 1996, to replace and expand its fleet of tractors and trailers and to acquire new terminals.
      A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements, as well as, from the date of the acquisition of UPAC through December 30, 1996, secured borrowings against UPAC's receivables. The current securitization agreement that matures December 31, 2001 currently provides for the sale of a maximum of $85 million of eligible receivables. As of December 31, 1998, $61.6 million of such receivables had been securitized (See Note 4 of Notes to Consolidated Financial Statements).

      Financing Activities - From March 31, 1996 to December 31, 1996, UPAC's receivables were financed by secured borrowings under a $30 million revolving credit agreement. The balance outstanding under this agreement at December 30, 1996, $22.5 million, was repaid from the proceeds of the initial sale of receivables under UPAC's new receivable securitization agreement on December 31, 1996 described above.

      Effective January 5, 1998, Crouse entered into a new Secured Loan Agreement that provides for a working capital line of credit of $4.5 million at the bank's prime rate and an equipment line of credit of $4.5 million accruing interest, at Crouse's option at either a variable rate equal to the bank's prime rate, or a fixed rate at 200 basis points over the Federal Home Loan Bank Rate then existing. Crouse's revenue equipment and bank deposit balances are pledged as collateral for both lines. In 1996 through 1998, Crouse has utilized this and previous agreements only on a limited basis for short-term operational needs. No borrowings were outstanding on the lines at December 31, 1998.

     In the third quarter of 1995, the Company initiated a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. The second program was completed in the fourth quarter of 1997. During 1997 and 1996, the Company repurchased 257,099 and 768,600 shares, at a total cost of $8.7 million. Additionally, during the fourth quarter of 1996, the Company repurchased 28,541 shares of common stock at a cost of $237,000 pursuant to an "Odd Lot Tender Offer" to holders of less than 100 shares.

      On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 1, 1997. The result of this transaction was the cancellation of approximately 107,000 shares of common stock held by holders of fewer than 100 shares at the then current market price of $8.89 per share.

      Pursuant to a definitive stock purchase agreement resolving the hostile takeover attempt, the Company repurchased 2,115,422 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share, effective August 14, 1998. The Company paid and expensed $350,000 of legal and other expenses incurred by the Crouse family in connection with the takeover attempt. See Note 5 of Notes to Consolidated Financial Statements. The Company funded the stock repurchase out of available cash and short-term investments, the proceeds from the sale and leaseback of approximately $4.2 million of revenue equipment and the proceeds from a $10.0 million secured loan from one of the Company's existing bank lenders as described below.

      In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. The Loan bears interest at the bank's prime rate, 7.75% at December 31, 1998. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000. At December 31, 1998 current maturities of long-term debt were $300,000, with the remaining $9,700,000 due in 2000 (See Note 4 of Notes to Consolidated Financial Statements).

      The Company believes available cash and investments, cash generated from operations and funds available under the receivables securitization agreement and Secured Loan Agreement will be sufficient to fund operations and other cash needs for 1999.*

      As of December 31, 1998, Crouse owned or leased 44 parcels of real property which are utilized in its operations. Six of these facilities maintain underground fuel storage tanks. These fuel systems were replaced with new tanks equipped with corrosion protection and automatic tank monitoring equipment. Any contamination detected during the tank replacement process at these sites was remediated at the same time. The cost of replacing and upgrading tanks and remediating contamination, if any was detected, was not material to the financial position of the Company. The Company is not currently under any requirement to incur mandated expenditures to remediate previously contaminated sites and does not anticipate any material costs for other infrequent or non-recurring clean-up expenditures.*

      Crouse retains a $100,000 per occurrence self-insured exposure, or deductible, on its workers' compensation, general and automobile liability, bodily injury and property damage and cargo damage insurance coverages. The Company maintains reserves for the estimated cost of the self-insured portion of claims based on management's evaluation of the nature and severity of individual claims and the Company's past claims experience. Based upon management's evaluation of the nature and severity of individual claims and the Company's past claims experience, management believes accrued reserves are adequate for its self-insured exposures as of December 31, 1998.*

      The amount of the allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. Management believes the allowances for credit
losses are adequate to provide for potential losses.*   See Note 1 of Notes to
Consolidated Financial Statements - Summary of Significant Accounting Policies - Allowance for Credit Losses.

      Crouse has achieved ratification of new five-year pacts with the International Brotherhood of Teamsters or other local unions covering substantially all of its union employees. The new contracts generally provide for all of the terms of the National Master Freight Agreement with a separate addendum for wages. Crouse will continue to maintain its past work rules, practices and flexibility within its operating structure. Crouse continues to negotiate with the union local representing the remaining employees. There can be, however, no assurance that Crouse's remaining union employees will ratify a new contract acceptable to both the Company and the union, or that work stoppages will not occur. If a work stoppage should occur, Crouse's customer base would be put at risk inasmuch as its competition would have a continuing operating advantage. Any of these actions could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.*

Year 2000 Issues


      The Year 2000 Issue is the result of computer programs being written using two digits to represent years rather than four digits, which include the century designation. Without corrective action, it is possible that the Company's computer programs, or its major service providers, vendors, suppliers, partners or customers that have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. Additionally, certain other assets may contain embedded chips that include date functions that could be affected by the transition to the year 2000. In some systems this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.
      The Company has developed and is executing a Year 2000 Compliance Strategic Plan ("Year 2000 Plan") to enable management of TransFinancial and each of its business operations to ensure that each of its critical business systems are "Year 2000 Compliant". The Company considers a business system to be Year 2000 Compliant if it is able to transition into the year 2000 without significant disruption to the Company's internal operations or those of its key business partners. The Year 2000 Plan encompasses the Company's information technology assets, including computer hardware and software ("IT assets") and non-information technology assets, goods and services, including assets utilizing embedded chip technology and significant customer and vendor relationships ("non-IT assets").

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

Transportation IT assets

      With regard to the Transportation IT assets section, the Inventory Phase is completed. The Company has identified its computer applications, programs and hardware and is in the processing of assessing the Year 2000 risk associated with each item. The Company has begun executing the Corrective Action Phase by modifying or upgrading items that are not Year 2000 compliant. This phase is expected to be substantially complete by the end of the second quarter of 1999.* The Testing Phase is ongoing as corrective actions are completed. The Testing Phase is anticipated to be complete in the second quarter of 1999.* The Contingency Planning Phase will begin in the first quarter of 1999 and be completed in the third quarter of 1999.*

Transportation non-IT assets

      With regard to the Transportation non-IT assets section, the Inventory Phase is completed. The Company has identified assets that may contain embedded chip technologies and has contacted the related vendors to gain assurance of Year 2000 status on each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company is in the process of effecting the Corrective Action Phase, which is anticipated to be complete by the end of the first quarter of 1999.* The Testing Phase is ongoing as corrective actions are completed. This phase is anticipated to be complete in the second quarter of 1999.* The Contingency Planning Phase will begin in the first quarter of 1999 and be completed in the third quarter of 1999.*

Financial Services IT and non-IT assets

      With regard to the Financial Services IT and non-IT assets section, the Inventory Phase is completed. The Company has identified its computer applications, programs and hardware and non-IT assets and has assessed the Year 2000 risk associated with each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company has substantially completed the Corrective Action Phase. The Company's financial services database, operating systems and computer applications have been upgraded or modified to address the Year 2000. The Testing Phase has been ongoing as corrections were made and was substantially complete in the fourth quarter of 1998. Certain testing of bank and other interfaces is expected to be completed in the first quarter of 1999.* The Contingency Planning Phase will begin in the first quarter of 1999 and be completed in the second quarter of 1999.*

Costs

      It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000, of which approximately $80,000 has been spent.* These costs are being expensed as they are incurred and are being funded out of operating cash flow. These amounts do not include approximately $100,000 of costs to be capitalized as the Company replaces certain non-IT assets, in part to address the Year 2000 issue, as part of the Company's normal capital replacement and upgrades. These amounts also do not include any internal costs associated with the development and implementation of contingency plans.

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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is interest rate risk. Changes in short-term interest rates can affect: (a) the amount of the Company's interest expense on its variable interest rate debt and (b) the amount of the discount on finance accounts receivables sold by UPAC under its receivable securitization agreement. The Company has not obtained any financial instruments for trading purposes.
The Company's long-term, variable interest rate debt was $10,000,000 as of December 31, 1998, with $300,000 maturing in 1999 and the remaining $9,700,000 maturing in 2000. In addition, Crouse has a variable rate credit facility through which it may borrow $4.5 million for working capital purposes and $4.5 million for equipment purposes. Crouse has utilized this line on a limited basis for short-term working capital needs, however, no borrowings were outstanding under this credit facility as of December 31, 1998.

     UPAC sells undivided interests in its insurance premium finance accounts receivables on an ongoing basis under a receivables securitization agreement. The receivables sold are fixed rate notes and typically have a term of nine months. An undivided interest in the pool of receivables is sold at a discount rate based on the average rate on 28 - 35 day commercial paper over the term of the notes. Consequently, with respect to insurance premium finance receivables sold by UPAC under the securitization agreement, changes in the rate on 28 - 35 day commercial paper during the term of such receivables will affect the amount to be received by UPAC in the sale of receivables under the securitization agreement. The Company recognizes a gain on sale of receivables that represents the excess of the sale proceeds over the net carrying value of the receivables. Included in the gain recognized are the estimated effects of prepayments, recourse provisions and the discount rate in effect at the time of sale. As of December 31, 1998, UPAC had a total finance accounts receivable portfolio of $76.5 million, including $61.6 million that had been sold under the securitization agreement. UPAC closely monitors interest rates and the extent of its interest rate exposure resulting from its insurance premium finance activities and the sale of insurance premium finance receivables. UPAC does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk and does not engage in any other hedging activities.

     The estimated impact of a hypothetical 100 basis point (one percent) change in short-term interest rates on the Company's interest expense on its variable interest rate debt and on UPAC's gain on sale of insurance premium finance receivables is approximately $292,000. This hypothetical short-term interest rate change impact is based on existing business and economic conditions and assumes that UPAC would pass the increase in interest rates on to its customers in new finance contracts generated after the increase.*

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of TransFinancial Holdings, Inc.:


      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 (a)(1) and (2) herein present fairly, in all material respects, the financial position of TransFinancial Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                              /s/  PRICEWATERHOUSECOOPERS LLP

                                              PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri

February 3, 1999, except for Note 10,
 as to which the date is February 18, 1999.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                               December 31

                                                                                        1998                  1997

                                                                                           (In Thousands)
                                      ASSETS
Current Assets
    Cash and cash equivalents..................................................    $       3,256         $       4,778
    Short-term investments.....................................................               --                 3,543
    Freight accounts receivable, less allowance for
         credit losses of $387 and $464........................................           13,351                14,909
    Finance accounts receivable, less allowance for
         credit losses of $566 and $499........................................           12,584                14,016
    Current deferred income taxes..............................................            2,548                     1
    Other current assets.......................................................            2,401                 1,831
    AFS net assets (Note 8)....................................................               --                 7,993

         Total current assets..................................................           34,140                47,071

Operating Property, at Cost
    Revenue equipment..........................................................           31,969                32,275
    Land.......................................................................            3,681                 3,585
    Structures and improvements................................................           11,130                10,506
    Other operating property...................................................           10,500                 9,624

                                                                                          57,280                55,990
    Less accumulated depreciation..............................................          (24,122)              (22,969)

         Net operating property................................................           33,158                33,021
Intangibles, net of accumulated amortization...................................            9,777                 9,243
Other Assets ..................................................................              688                   420

                                                                                   $      77,763         $      89,755


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Cash overdrafts............................................................    $       1,976         $         754
    Accounts payable...........................................................            3,093                 2,855
    Current maturities of long-term debt.......................................              300                    --
    Line of credit payable.....................................................               --                 2,500
    Accrued payroll and fringes................................................            6,068                 5,956
    Claims and insurance accruals..............................................              283                   566
    Other accrued expenses.....................................................            3,402                 2,374

         Total current liabilities.............................................           15,122                15,005

Deferred Income Taxes..........................................................            1,867                 2,265
Long-Term Debt (Note 4)........................................................            9,700                    --
Contingencies and Commitments (Note 7).........................................               --                    --
Shareholders' Equity (Notes 2, 5 and 10)
    Preferred stock $0.01 par value, authorized
         1,000,000 shares, none outstanding....................................               --                    --
    Common stock $0.01 par value, authorized
         13,000,000 shares, issued 7,593,592 and
         7,509,622 shares......................................................               76                    75
    Paid-in capital............................................................            6,090                 5,581
    Retained earnings..........................................................           77,367                79,394
    Treasury stock, 3,661,220 and 1,481,935 shares, at
         cost..................................................................          (32,459)              (12,565)

         Total shareholders' equity............................................           51,074                72,485
                                                                                   $      77,763         $      89,755




                                    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year Ended December 31

                                                                      1998                1997                1996

                                                                (In Thousands, Except Per Share Amounts)
Operating Revenue
    Transportation...........................................     $     144,592      $      126,062      $     107,502
    Financial services and other, net........................             7,109               7,161              6,191

         Total operating revenue.............................           151,701             133,223            113,693


Operating Expenses
    Salaries, wages and employee benefits....................            87,503              74,622             63,165
    Operating supplies and expenses..........................            23,144              19,141             17,297
    Provision for credit losses..............................               827                 950                892
    Operating taxes and licenses.............................             3,722               3,324              2,978
    Insurance and claims.....................................             3,324               3,051              2,224
    Depreciation and amortization............................             6,286               4,758              3,702
    Purchased transportation and rents.......................            29,916              25,441             22,589

         Total operating expenses............................           154,722             131,287            112,847


Operating Income (Loss)......................................            (3,021)              1,936                846


Nonoperating Income (Expense)
    Interest income..........................................               301                 645              1,141
    Interest expense.........................................              (311)                (34)               (27)
    Gain on sale of operating property, net..................               164                  56                 78
    Other, net...............................................                 1                  22               (299)

         Total nonoperating income (expense).................               155                 689                893


Income (Loss) Before Income Taxes............................            (2,866)              2,625              1,739
Income Tax Provision (Benefit)(Note 6).......................              (839)              1,525                887


Net Income (Loss)............................................     $      (2,027)     $        1,100      $         852



Basic Average Shares Outstanding.............................             5,249               6,214              6,780



Basic Earnings (Loss) Per Share..............................     $       (0.39)     $         0.18      $        0.13




Diluted Average Share Outstanding............................             5,263      $        6,266      $       6,820



Diluted Earnings (Loss) Per Share............................     $       (0.39)     $         0.18      $        0.12




                                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31

                                                                      1998                 1997                1996

                                                                                      (In Thousands)
Cash Flows From Operating Activities-
    Net income (loss)........................................     $      (2,027)     $        1,100      $         852
    Adjustments to reconcile net income (loss) to
    net cash generated by operating activities-
         Depreciation and amortization.......................             6,286               4,758              3,702
         Provision for credit losses.........................             1,220               1,070              1,012
         Deferred tax provision..............................            (2,644)              1,679                336
         Other...............................................              (100)                 24                194
         Net increase (decrease) from change in
         working capital items affecting operating
         activities-
             Freight accounts receivable.....................             1,165              (5,796)            (1,401)
             Accrued payroll and fringes.....................               112                 423                330
             Other...........................................               749                (649)             1,860

                                                                          4,761               2,609              6,885

Cash Flows From Investing Activities-
    Proceeds from discontinued operations....................             6,345                  --              8,500
    Purchase of operating property...........................            (9,102)            (13,660)           (10,953)
    Sale of operating property...............................             4,639                 704                803
    Purchase of finance subsidiaries,
         net of cash acquired................................            (4,178)                 --            (11,979)
    Origination of finance accounts
         receivables.........................................          (162,329)           (125,391)          (120,989)
    Sale of finance accounts receivables.....................           128,136              84,974             61,289
    Collection of owned finance accounts
         receivables.........................................            37,804              40,005             82,836
    Purchase of short-term investments.......................            (2,998)            (10,411)           (35,823)
    Maturities of short-term investments.....................             6,541              16,825             53,232
    Other  ..................................................              (368)               (466)            (1,051)

                                                                          4,490              (7,420)            25,865

Cash Flows From Financing Activities-
    Borrowings on long-term debt.............................            10,000                  --                 --
    Borrowings (repayments) on line of credit
         agreements, net.....................................            (2,500)              2,500            (23,775)
    Cash overdrafts..........................................             1,101                 754                 --
    Payments to acquire treasury stock.......................           (19,303)             (2,277)            (6,656)
    Payment for fractional shares from
         reverse stock split.................................               (96)               (459)                --
    Other  ..................................................                25                  50                 85

                                                                        (10,773)                568            (30,346)

Net Increase (Decrease) in Cash and
    Cash Equivalents.........................................            (1,522)             (4,243)             2,404
Cash and Cash Equivalents:
    Beginning of Period......................................             4,778               9,021              6,617

    End of Period............................................     $       3,256      $        4,778      $       9,021



Cash Paid During the Period for-
    Interest ................................................     $         196      $           16      $       1,109
    Income Tax...............................................     $         383      $          106      $         332




                      TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental Schedule of Noncash Investing Activities:

  In 1998, the Company acquired all of the capital stock of Oxford for approximately $4,178,000. In conjunction with the acquisition, liabilities were assumed as follows (See Note 9):

                                                               1998


  Fair value of assets acquired............................   $22,338
Cash paid for capital stock and acquisition expenses.......    (4,178)
  Intangibles..............................................     1,876

  Liabilities assumed......................................   $20,036




  In 1996, the Company acquired all of the capital stock of UPAC for approximately $11,979,000. In conjunction with the acquisition, liabilities were assumed as follows (See Note 9):

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

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         Total
                                                                                                         Share-
                                          Common        Paid-In        Retained         Treasury        holders'
                                          Stock         Capital        Earnings          Stock           Equity

                                                                    (In Thousands)

Balance at Dec. 31, 1995...............$       76       $   5,357    $    78,390    $     (3,543)     $    80,280

Net income.............................        --              --            852              --              852
Issuance of shares under
    Incentive Stock Plan...............        --             172             --             (87)              85
Purchase of 797,141 shares
    of common stock....................        --              --             --          (6,656)          (6,656)


Balance at Dec. 31, 1996...............        76           5,529         79,242         (10,286)          74,561

Net income.............................        --              --          1,100              --            1,100
Fractional shares cancelled
    in reverse stock split                     (1)             --           (948)             --             (949)
Issuance of shares under
    Incentive Stock Plan...............        --              52             --              (2)              50
Purchase of 257,099 shares
    of common stock....................        --              --             --          (2,277)          (2,277)

Balance at Dec. 31, 1997...............        75           5,581         79,394         (12,565)          72,485

Net loss ..............................--               --                (2,027)             --           (2,027)
Issuance of shares under
    Incentive Stock Plan...............         1             509             --            (591)             (81)
Purchase of 2,115,422 shares
    of common stock....................        --              --             --         (19,303)         (19,303)


Balance at Dec. 31, 1998...............$       76       $   6,090    $    77,367    $    (32,459)     $    51,074



                                    The accompanying notes to consolidated financial statements are an integral part of these statements.



                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include TransFinancial Holdings, Inc. and its subsidiary companies ("the Company" or "TransFinancial"). TransFinancial's principal holdings include Crouse Cartage Company ("Crouse"), Universal Premium Acceptance Corporation and its subsidiaries, Oxford Premium Finance, Inc. ("Oxford") and UPAC of California, Inc. (together "UPAC"), Presis, L.L.C. ("Presis") and American Freight System, Inc. ("AFS"). The operating results of UPAC and Oxford are included from March 31, 1996 and May 29, 1998, the dates of their respective acquisitions (See Note 9). The Company's proportionate interest in Presis is included from July 31, 1997, the date of the Company's initial investment. AFS has been accounted for as a discontinued operation since 1991 with only net assets reflected in the consolidated financial statements (See Note 8). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Segment Information - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not require significant changes in the way the Company's segments were disclosed. TransFinancial operates in three industry segments, transportation, financial services and industrial technology. Through Crouse, the Company operates as a regional less-than-truckload motor carrier primarily serving the north central and midwest portion of the United States. A substantial portion of Crouse's business is concentrated in the states of Iowa, Illinois, Minnesota, Missouri and Wisconsin. TransFinancial also operates as an insurance premium finance company through UPAC. The Company provides short-term secured financing for commercial and personal insurance premiums through insurance agencies throughout the United States. About half of the insurance premiums financed by UPAC are placed through insurance agencies in Illinois, California, Missouri and Florida. Presis is a startup company that involves advances in dry particle processing. Information regarding the Company's industry segments for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                       Operating    Depreciation
                                         Operating       Income         and           Capital         Total
                                          Revenues     (Loss)(1)    Amortization   Additions          Assets


Transportation                   1998  $   144,592     $   1,321     $     4,456     $    8,754      $  47,874
                                 1997      126,062         3,136           3,912         13,104         47,076
                                 1996      107,502         2,915           3,001          9,556         33,633

Financial Services               1998        6,972          (653)          1,172            233         24,859
                                 1997        7,078           396             770            143         24,360
                                 1996        6,138          (685)            678            441         26,791

Industrial Technology            1998           --        (1,469)            610            104            185
                                 1997           --          (295)             31            239            640
                                 1996           --            --              --             --             --

Total Segments                   1998      151,564          (801)          6,238          9,091         72,918
                                 1997      133,140         3,237           4,713         13,486         72,076
                                 1996      113,640         2,230           3,679          9,997         60,424

Corporate and Other              1998          137        (2,220)             48             11          4,845
                                 1997           83        (1,301)             45            174         17,679
                                 1996           53        (1,384)             23            956         26,388

Consolidated                     1998      151,701        (3,021)          6,286          9,102         77,763
                                 1997      133,223         1,936           4,758         13,660         89,755
                                 1996      113,693           846           3,702         10,953         86,812

(1) See Note 5 - Common Stock and Earnings Per Share - Stock Repurchases.


      Depreciation and Maintenance - Depreciation is computed using the straight-line method and the following useful lives:

  Revenue Equipment -
     Tractors.............................                 5 - 7 years
     Trailers.............................                 7 - 10 years
  Structures and Improvements.............                 19 - 39 years
  Other Operating Property................                 2 - 10 years

      As of January 1, 1998, the Company prospectively increased the estimated remaining useful lives of certain revenue equipment to reflect the Company's actual utilization of such equipment. This change decreased depreciation and increased operating income by approximately $756,000 for 1998. Net income was increased by approximately $454,000, or $0.09 per share, for 1998.

      As of July 1, 1998, the Company prospectively decreased the estimated remaining useful life of certain purchased software to reflect the Company's plan to substantially revise and replace the software. This change increased amortization expense in 1998 by $333,000 and decreased net income by approximately $200,000, or $0.04 per share.

      Upon sale or retirement of operating property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in non-operating income. The Company expenses costs related to repairs and overhauls of equipment as incurred.

      Recognition of Revenues - Transportation operating revenues, and related direct expenses, are recognized when freight is delivered. Other operating expenses are recognized as incurred.
      Finance charges on premium finance receivables that are not sold pursuant to the Company's securitization agreement are recognized when earned under applicable state regulations using methods that approximate the interest method. Recognition of earned finance charges on delinquent accounts is suspended when it is determined that collectibility of principal and interest is not probable. Interest on delinquent accounts is recognized when collected. Gains on sale of receivables under the securitization agreement are recorded when the receivables are sold (See Note 4). Late fees and other ancillary fees are recognized when chargeable. Uncollectible accounts are generally charged off after one year, unless there is specific assurance of collection through return of unearned premiums from the insurance carrier. Recoveries of charged off accounts are recognized when collected.

      The Company applies a control-oriented, financial-components approach to financial-asset-transfer transactions, such as the Company's securitization of finance accounts receivables, whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) removes financial assets from the balance sheet when control has been surrendered, and (3) removes liabilities from the balance sheet once they are extinguished. Such transfers result in the recognition of a net gain or loss. Control is considered to have been surrendered only if (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership (ii) the transferee has the right to pledge or exchange the transferred assets, or, is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing.

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

      Allowance for Credit Losses - The allowances for credit losses are maintained at amounts considered adequate to provide for potential losses. The amount of each allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. The following is an analysis of changes in the allowance for credit losses on finance accounts receivable for 1998 and 1997 (in thousands):

                                                      1998       1997


      Balance, beginning of year................     $  499    $  769
      Allowance acquired with Oxford............        343        --
      Provision for credit losses...............        827       950
      Charge-offs, net of recoveries of $196
        and $257 ...............................     (1,103)   (1,220)

      Balance, at the end of year...............     $  566    $  499



      Income Taxes - The Company accounts for income taxes in accordance with the liability method. Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company's assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

      Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents with various major financial institutions. At times such amounts may exceed the F.D.I.C. limits. The Company believes that no significant concentration of credit risk exists with respect to cash and cash equivalents.

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

      Disclosures about Fair Value of Financial Instruments - The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

     a. Cash Equivalents and Short-Term Investments. The carrying amount approximates fair value because of the short maturity of these instruments.

      b. Finance Accounts Receivable. The carrying amount approximates fair value because of the short maturity of these instruments.

      c. Long-Term Debt - The carrying amount approximates fair value as the debt bears interest at a variable market rate.
      Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Reclassifications - Certain amounts in the accompanying consolidated statements of income in prior periods have been reclassified to conform with the current period's presentations.

      Accounting for the Impairment of Long-Lived Assets - The Company periodically reviews its long-lived assets and associated intangible assets and has identified no events or changes in circumstances which indicate that the carrying amount of these assets may not be recoverable, except as described below. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. The Company currently has no material assets to be disposed of. An evaluation of certain equipment and intangible assets of the Company's industrial technology operation resulted in the determination that these assets were impaired. The impaired assets were written down by $525,000 effective September 30, 1998. Fair value was based on estimated discounted future cash flows to be generated by these assets and management's estimate of the value realizable from sale of the assets. This writedown is included in "Depreciation and Amortization" in the Consolidated Statements of Income.

      Intangible Assets and Accumulated Amortization - Intangible assets, consisting primarily of goodwill and intangibles recorded in connection with the acquisition of insurance premium finance companies, totaled $11,322,000 at December 31, 1998. These intangibles assets are generally being amortized on the straight-line basis over 15 - 25 years. The accumulated amortization of intangible assets as of December 31, 1998 was $1,545,000.

2.    EMPLOYEE BENEFIT PLANS

Multiemployer Plans

      Crouse participates in multiemployer pension plans which provide defined benefits to substantially all of the drivers, dockworkers, mechanics and terminal office clerks who are members of a union. Crouse contributed $6,931,000, $5,762,000 and $4,596,000 to the multiemployer pension plans for 1998, 1997 and 1996. The Multiemployer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan's unfunded vested benefits upon substantial or total withdrawal by participating employers or upon termination of the pension plans. Although Crouse has no current information regarding its potential liability under ERISA in the event it wholly or partially ceases to have an obligation to contribute or substantially reduces its contributions to the multiemployer plans to which it currently contributes, management believes that such liability would be material. Crouse also contributed $8,342,000, $7,161,000 and $5,904,000, to multiemployer health and welfare plans for 1998, 1997 and 1996.

Non-Union Pension Plan

      Crouse has a defined contribution pension plan ("the Non-Union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions may be made by the Board of Directors of Crouse depending upon the profitability of Crouse. Any discretionary funds contributed to the Non-Union Plan will be invested 100% in TransFinancial Common Stock.

      Pension expense, exclusive of the multiemployer pension plans, was $357,000, $131,000 and $420,000 for the years 1998, 1997 and 1996. The accompanying consolidated balance sheets include accrued pension contributions of $95,000 and $70,000 as of December 31, 1998 and 1997.

Profit Sharing

      In September 1988, the employees of Crouse approved the establishment of a profit sharing plan ("the Plan"). The Plan was structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. The Plan calls for profit sharing distributions to be made on a quarterly basis. The Plan was recertified in 1991 and 1994, and continued in effect through October 3, 1998, when a replacement Collective Bargaining Agreement was reached between the parties.
The Plan was not renewed under the new Collective Bargaining Agreement effective October 4, 1998. A separate wage reduction provision was substituted in its place. The accompanying consolidated balance sheets include a profit sharing accrual of $276,000 for 1997. The accompanying consolidated statements of income include profit sharing expense of $2,013,000, $3,088,000, $2,833,000 for 1998, 1997 and 1996.

401(k) Plan

      Effective January 1, 1990, Crouse established a salary deferral program under Section 401(k) of the Internal Revenue Code. To date, participant contributions to the 401(k) plan have not been matched with Company contributions. All employees of Crouse are eligible to participate in the 401(k) plan after they attain age 21 and complete one year of qualifying employment.

UPAC Plans

      Effective June 1, 1995, the Company established a 401(k) Savings Plan and a Money Purchase Pension Plan, both of which are defined contribution plans. Employees of UPAC and TransFinancial are eligible to participate in the plans after they attain age 21 and complete one year of employment.

      Participants in the 401(k) Savings Plan may defer up to 13% of annual compensation. The Company matches 50% of the first 10% deferred by each employee. Company contributions vest after five years. Company matching contributions in 1998, 1997 and 1996 were $63,000, $48,000 and $27,000.

      Under the Money Purchase Pension Plan, the Company contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. Company contributions in 1998, 1997 and 1996 were $108,000, $112,000 and $66,000.

Stock Option Plans

      A Long-Term Incentive Plan adopted in 1998 ("1998 Plan") provides that options for shares of TransFinancial Common Stock be granted to directors, and that options and other shares may be granted to officers and key employees. All such option grants are at or above fair market value at the date of grant. Options granted generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant. Initially, 600,000 shares were reserved for issuance pursuant to the 1998 Plan. As of December 31, 1998, 590,000 shares were available for grant pursuant to the 1998 Plan.

      An Incentive Stock Plan was adopted in 1992 ("1992 Plan") which provides that options for shares of TransFinancial Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of TransFinancial common stock were reserved for issuance pursuant to the 1992 Plan. As of December 31, 1998, options for 48,630 shares were available for grant pursuant to the 1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

      In each of 1995 and 1996 the Company granted non-qualified options to acquire 10,000 shares of common stock to an officer of UPAC pursuant to an employment agreement. These options become exercisable in 1998 and 1999 and expire in 2005 and 2006.

      The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related
Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of each of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      SFAS No. 123 "Accounting for Stock-Based Compensation," requires the use of option valuation models to estimate the fair value of stock options granted and recognize that estimated fair value as compensation expense. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No.123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.5%, 6.1% and 6.1%; expected life of options of 4.4 years, 4.9 years and 4.5 years; and a volatility factor of the expected market price of the Company's common stock of .20. The preceding assumptions used as inputs to the option valuation model are highly subjective in nature. Changes in the subjective input assumptions can materially affect the fair value estimates; thus, in management's opinion, the estimated fair values presented do not necessarily represent a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except for per share amounts):

                                                  1998       1997        1996

Pro forma net income (loss)..............       $(2,234)    $ 949       $  743

Pro forma basic earnings (loss) per share       $ (0.43)    $0.15       $ 0.11

      The following table is a summary of data regarding stock options granted during the three years ended December 31, 1998:

                                                        1998                     1997                      1996

                                                              Weighted                  Weighted                 Weighted
                                                              Average                   Average                  Average
                                                              Exercise                  Exercise                 Exercise
                                                   Options     Price       Options       Price       Options      Price

         Options outstanding at
             beginning of year.............          350,650    $7.47        263,200       $7.17       198,200        $6.43
         Granted...........................          131,050    $9.03        118,250       $7.99       106,500        $7.96
         Forfeited.........................          (44,580)   $9.13        (19,900)      $8.09       (18,000)       $6.85
         Exercised.........................          (83,970)   $6.07        (10,900)      $4.84       (23,500)       $4.73

         Options outstanding at end
             of year.......................          353,150    $8.17        350,650       $7.47       263,200        $7.17


         Options exercisable at end
             of year.......................          114,180    $7.49        119,000       $6.38        91,650        $5.62


         Estimated weighted average
            fair value per share of
            options granted during
            the year.......................         $   2.12              $     2.00                 $    2.00

         The per share exercise prices of options outstanding as of December 31, 1998, ranged from $2.41 to $9.79 per share.  The weighted average remaining contractual life of those options was 7.7 years.



      The following table summarizes information concerning outstanding and exercisable options as of December 31, 1998.

                                                      Weighted
                                                       Average              Weighted                            Weighted
                                    Number of          Remaining            Average           Number of         Average
             Range of              Outstanding        Contractual           Exercise          Exercisable       Exercise
       Exercise Prices              Options            Life                  Price            Options            Price

       $0.00-$2.50                    4,150             1.9                 $2.41                 4,150          $2.41
       $2.50-$5.50                   17,050             4.2                 $4.90                15,300          $4.85
       $5.50-$8.00                  156,300             7.6                 $7.68                51,780          $7.64
       $8.00-$10.00                 175,650             8.2                 $9.05                42,950          $8.73

                                    353,150                                                     114,180




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

      The Company's public liability and property damage, cargo and workers' compensation premiums are subject to retrospective adjustments based on actual incurred losses. The actual adjustments normally are not known for at least one year; however, based upon a review of the preliminary compilation of losses incurred through December 31, 1998, management does not believe any material adjustment will be made to the premiums paid or accrued at that date.

4. FINANCING AGREEMENTS

Securitization of Receivables

      In December, 1996, the Company, UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. In 1998, this agreement was amended to extend through December 2001, to expand the facility capacity, and to increase the percent of finance receivables eligible under the agreement. The maximum allowable amount of receivables to be sold under the agreement is $85.0 million. The purchaser permits principal collections to be reinvested in new financing agreements. UPAC had securitized receivables of $61.6 million and $34.5 million at December 31, 1998 and 1997. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet. The proceeds from the initial securitization of the receivables were used to purchase previous securitized receivables under the prior agreement and to pay off the secured note payable under UPAC's former secured credit agreement.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $5.0 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. The terms of the agreement also require the Company to maintain a minimum tangible net worth of $40.0 million. The Company was in compliance with all such provisions at December 31, 1998.

      The terms of the securitization agreement require UPAC to maintain a reserve at specified levels which serves as collateral. At December 31, 1998, approximately $6.9 million of owned finance receivables served as collateral under the reserve provision.

Long-Term Debt

      In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. The Loan bears interest at the bank's prime rate, 7.75% at December 31, 1998. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000. At December 31, 1998 current maturities of long-term debt were $300,000, with the remaining $9,700,000 due in 2000.

      The terms of the Loan require the Company to maintain a minimum tangible net worth of $40 million, a ratio of current assets to current liabilities of
1.25 to 1.00, a ratio of total liabilities to tangible net worth of 1.0 to 1.0, and contain restrictions on the payment of dividends without prior consent of the financial institution. In connection with the closing of the Loan the Company represented to the bank that it would take all measures reasonably necessary to make its computer hardware and software compliant with the year 2000. The Company was in compliance with all such provisions at December 31, 1998. The proceeds of the Loan were used to repurchase shares of the Company's common stock (See Note 5).

Secured Loan Agreement

      Effective January 5, 1998, Crouse's former revolving credit agreement was terminated and replaced with a five year Secured Loan Agreement which provides for a $4.5 million working capital line of credit loan ("Working Capital Line") and a $4.5 million equipment line of credit loan ("Equipment Line"). Interest on the Working Capital Line accrues at a floating rate equal to the bank's prime rate, 7.75% at December 31, 1998. Interest on the Equipment Line accrues, at Crouse's option, at either a floating rate equal to the bank's prime rate or a fixed rate equal to the Federal Home Loan Bank Rate plus 200 basis points at the time of each advance. The Secured Loan Agreement is collateralized by Crouse's revenue equipment and specified bank deposit balances. No borrowings were outstanding under the Working Capital Line or Equipment Line as of December 31, 1998.
      The terms of the Secured Loan Agreement require Crouse to maintain tangible net worth of $24.0 million, increasing by $1.0 million per year beginning in 1998, and contain restrictions on the payment of dividends, incurring debt or liens, or change in majority ownership of Crouse. The terms of the agreement also permit the bank to accelerate the due date of borrowings if there is a material adverse change in the financial condition of Crouse. Crouse was in compliance with all such provisions at December 31, 1998.


5. COMMON STOCK AND EARNINGS PER SHARE

Stock Repurchases

      In June 1998, TJS Partners, LP ("TJS"), a shareholder of the Company, announced its intent to acquire an additional 23% of the Company's outstanding common stock held by one family (the "Crouse family"), obtain control of the Company's board of directors and study possible actions such as the liquidation or sale of part or all of the Company's businesses or assets. The board of directors determined that the hostile takeover attempt was not in the best interest of the Company and its shareholders and agreed to repurchase the shares held by TJS and the Crouse family. The failed attempt at a hostile takeover of the Company, together with other events, led the Company to record charges for management and personnel restructuring, asset and liability valuation adjustments, and transaction costs and other expenses related to the takeover attempt.

      Pursuant to a definitive stock purchase agreement resolving the hostile takeover attempt, the Company repurchased 2,115,422 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share, effective August 14, 1998. In addition, the Company paid and expensed $350,000 of legal and other costs incurred by the Crouse family in connection with the takeover attempt. The Company funded the payment out of available cash and short-term investments, the proceeds from the sale and leaseback of approximately $4.2 million of revenue equipment and the proceeds from the $10.0 million secured loan from one of the Company's existing bank lenders.

      On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. The second program was completed in the fourth quarter of 1997. During 1997 and 1996, the Company repurchased 257,099 and 768,600 shares of common stock at a cost of $2.3 million and $6.4 million, respectively. Additionally, during the fourth quarter of 1996, the Company made an "Odd Lot Tender Offer" to holders of less than 100 shares of TransFinancial Common Stock. Pursuant to this offer the Company repurchased 28,541 shares at a cost of $237,000.

      On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 2, 1997. The result of this transaction was the cancellation of approximately 107,000 shares of common stock held by holders of fewer than 100 shares, at the then current market price of $8.89 per share.

Earnings Per Share

      Because of the Company's simple capital structure, income (loss) available to common shareholders is the same for the basic and diluted earnings per share computations. Such amounts were $(2,027,000), $1,100,000 and $852,000 for 1998,
1997 and 1996. Following is a reconciliation of basic weighted average common shares outstanding, weighted average common shares outstanding adjusted for the dilutive effects of outstanding stock options, and basic and diluted earnings per share for each of the periods presented (in thousands, except per share amounts).

                                                   1998                      1997                            1996

                                                       Per Share                  Per Share                  Per Share
                                            Shares      Amounts         Shares     Amounts          Shares    Amounts


Basic earnings (loss)
   per share............................        5,249   $   (0.39)         6,214  $     0.18           6,780    $   0.13


Plus incremental shares
   from assumed conversion of
   stock options........................           14                         52                          40

Diluted earnings (loss)
   per share............................        5,263   $   (0.39)         6,266  $     0.18           6,820    $   0.12




      Options to purchase 216,150 shares of common stock at an average exercise price of $8.85 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share because the options' average exercise price was greater than the average market price of the common shares. These options remain outstanding and expire through 2008.

6. INCOME TAXES

      Deferred tax assets (liabilities) attributable to continuing operations are comprised of the following at December 31:

                                                                           1998              1997

                                                                              (In Thousands)
Current Deferred Tax Assets (Liabilities):
    Employee benefits.....................................                $      951       $     (401)
    Financial services revenue............................                      (295)            (205)
    Claims accruals and other.............................                     1,276              421
    Allowance for credit losses...........................                       616              186

         Current deferred tax assets, net.................               $     2,548       $        1



Deferred Tax Assets (Liabilities):
    Operating property, principally
         due to differences in depreciation...............               $    (3,780)      $   (3,367)
    Amortization of intangibles...........................                      (179)            (245)
    Net operating loss carryforwards......................                     1,054              693
    Alternative minimum tax and other
         credits..........................................                     1,038              654

         Deferred tax liabilities, net....................               $    (1,867)      $   (2,265)




      At December 31, 1998, the Company had approximately $3.4 million of net operating loss carryforwards which were available for Federal income tax purposes, including $0.7 million which were recorded in the AFS Net Assets, which expire in 2018. At December 31, 1998 and 1997, the Company had
$1,038,000 and $654,000 of alternative minimum tax and other credit carryforwards available which do not expire. Net Deferred Tax Assets of $27,000 and $1,396,000 were recorded as a portion of the AFS Net Assets as of December 31, 1998 and 1997. The Internal Revenue Service ("IRS") has examined the Company's 1994 through 1996 tax returns. In April 1998, the Company and the IRS settled all issues for tax years 1994 through 1996 within the tax reserves that the Company made provision for in 1997.

      The following is a reconciliation of the Federal statutory income tax rate to the effective income tax provision (benefit) rate for continuing operations:

                                                                               1998          1997            1996

         Federal statutory income tax rate................                    (35.0)%         35.0%           35.0%
         State income tax rate, net.......................                     (3.8)           5.9             6.7
         Amortization of non-deductible
             acquisition intangibles......................                      3.0            2.3             6.3
         Non-deductible meals and
             entertainment................................                      3.2            2.4             2.8
         Adjustments to prior years' tax
             liabilities..................................                      -             12.9             -
         Other............................................                      3.5           (0.4)            0.2

         Effective income tax rate........................                    (29.1)%         58.1%           51.0%




      The components of the income tax provision (benefit), attributable to continuing operations, consisted of the following:

                                                   1998                                           1997

                                                                    (In thousands)

                                    Current       Deferred          Total         Current       Deferred         Total
    Federal...................      $ 1,444       $   (2,115)     $   (671)       $   (145)      $1,434          $ 1,289
    State.....................          361             (529)         (168)             (9)         245              236

         Total................      $ 1,805       $   (2,644)     $   (839)       $   (154)      $1,679          $ 1,525





7. CONTINGENCIES AND COMMITMENTS

      The Company is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

      Payments are made to tractor owner-operators under various short-term lease agreements for the use of revenue equipment. These lease payments, which totaled $16,836,000, $14,351,000 and $13,179,000 for 1998, 1997 and 1996, are
primarily based on miles traveled or on a percent of revenue generated through the use of the equipment.

       In 1998, Crouse entered into a long-term operating lease for new and used tractors and new trailers. Lease terms are five years for tractors and seven years for trailers. Rental expense relating to these leases was $319,000 in 1998. Minimum future rentals for operating leases are as follows: 1999 - $1,629,000; 2000 - $1,630,000; 2001 - $1,630,000; 2002 - $1,630,000; 2003 -
$1,381,000; and thereafter - $494,000. Additionally, Crouse has limited contingent rental obligations of $568,000 if the fair market value of such equipment at the end of the lease term is less than certain residual values. Such lease also requires Crouse to maintain tangible net worth of $26.0 million, increasing by $1.0 million per year beginning in 1999. Crouse was in compliance with this covenant at December 31, 1998.

8. AFS NET ASSETS

      On June 10, 1991, the Joint Plan of Reorganization ("Joint Plan") was confirmed by the Bankruptcy Court resulting in the formal discharge of AFS and its affiliates from Chapter 11 Bankruptcy proceedings. As of December 31, 1994 all unsecured creditors were paid an amount equal to 130% of their allowed claims, which was the maximum distribution provided under the Joint Plan. TransFinancial received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid dividends of $6.8 million, $8.5 million, and $9.2 million to TransFinancial on July 5, 1995, July 11, 1996 and April 30, 1998.

9. ACQUISITION OF PREMIUM FINANCE SUBSIDIARIES

      On May 29, 1998, TransFinancial through UPAC, its insurance premium finance subsidiary, completed the acquisition of all of the issued and outstanding stock of Oxford for approximately $4.2 million. Oxford offers short-term collateralized financing of commercial insurance premiums through approved insurance agencies in 17 states throughout the United States. At May 29, 1998, Oxford had outstanding net finance receivables of approximately $22.5 million. This transaction was accounted for as a purchase. UPAC sold an additional $4.2 million of its receivables under its receivable securitization agreement to obtain funds to consummate the purchase. Concurrently with the closing of the acquisition, UPAC amended its receivables securitization agreement to increase the maximum allowable amount of receivables to be sold under the agreement and to permit the sale of Oxford's receivables under the agreement. Effective on May 29, 1998, Oxford sold approximately $19 million of its receivables under the securitization agreement using the proceeds to repay the balance outstanding under its prior financing arrangement. The terms of the acquisition and the purchase price resulted from negotiations between UPAC and Oxford Bank & Trust Company, the former sole shareholder of Oxford. In connection with the purchase of Oxford, based on a preliminary allocation of the purchase price, UPAC recorded goodwill of $1.9 million, which will be amortized on the straight-line basis over 15 years.
      On March 29, 1996, TransFinancial completed the acquisition of all of the issued and outstanding stock of UPAC. UPAC offers short-term collateralized financing of commercial and personal insurance premiums through approved insurance agencies in over 30 states throughout the United States. At March 31, 1996, UPAC had outstanding net finance receivables of approximately $30 million. This transaction was accounted for as a purchase. The Company utilized a portion of its available cash and short-term investments to consummate the purchase at a price of approximately $12.0 million. The terms of the acquisition and the purchase price resulted from negotiations between TransFinancial and William H. Kopman, the former sole shareholder of UPAC. In connection with the purchase of UPAC, the Company has recorded goodwill of $6.6 million, which is being amortized on the straight-line basis over 25 years.

      In addition to the Stock Purchase Agreement by which the Company acquired all of the UPAC stock, TransFinancial entered into a consulting agreement with Mr. Kopman. Under the consulting agreement, the Company was entitled to consult with Mr. Kopman on industry developments as well as UPAC operations through December 31, 1998. In addition to retaining the services of Mr. Kopman under a consulting agreement, certain existing executive management personnel of UPAC have been retained under multi-year employment agreements.

      The unaudited pro forma operating results of TransFinancial for the years ended December 31, 1998 and 1997, assuming the acquisitions occurred as of the beginning of each of the respective periods, are as follows. For the year ended December 31, 1998, pro forma operating revenue was $152.2 million, pro forma net loss was $1,994,000, and pro forma basic loss per share was $.38. For the year ended December 31, 1997, pro forma operating revenue was $134.3 million, pro forma net income was $1,139,000 and pro forma basic earnings per share was $.18.

      The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results that may occur in the future.


10. SHAREHOLDER RIGHTS PLAN

      On February 18, 1999, the Board of Directors authorized the amendment of the previously adopted Shareholder Rights Plan by which the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of TransFinancial Common Stock.

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





                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                           DECEMBER 31, 1998 AND 1997


SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):


      TransFinancial's quarterly operating results from Crouse, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather related operating conditions. Inclement weather conditions during the winter months may adversely affect freight shipments and increase operating costs. Historically, TransFinancial has achieved its best operating results in the second and third quarters when adverse weather conditions have a lesser effect on operating efficiency.
      The following table sets forth selected unaudited financial information for each quarter of 1998 and 1997 (in thousands, except per share amounts).

                                                                           1998

                                                First        Second          Third        Fourth         Total

Revenue...................................    $    37,003   $    37,036   $    39,614    $    38,048  $    151,701
Operating Income (Loss)...................            300           266        (4,031)           444        (3,021)
Nonoperating Income (Expense).............             51           131           174           (201)          155
Net Income (Loss).........................            161           176        (2,474)           110        (2,027)
Basic and Diluted Earnings
    (Loss) per Share......................           0.03          0.03        (0.50)           0.03         (0.39)

                                                                           1997

                                                 First       Second           Third       Fourth         Total


Revenue...................................    $    31,057   $    32,513   $    35,100    $    34,553  $    133,223
Operating Income (Loss)...................            935         1,065           866           (930)        1,936
Nonoperating Income (Expense).............            215           215           181             78           689
Net Income (Loss).........................            632           704           569           (805)        1,100
Basic and Diluted Earnings
    (Loss) per Share......................           0.10          0.11          0.09         (0.13)          0.18





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None
                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to General Instruction G(3), the information required by this
Item 10 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A. (See Item 4, included elsewhere herein, for a listing of Executive Officers of the Registrant).

ITEM 11.  EXECUTIVE COMPENSATION

      Pursuant to General Instruction G(3), the information required by this
Item 11 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Pursuant to General Instruction G(3), the information required by this
Item 12 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to General Instruction G(3), the information required by this
Item 13 is hereby incorporated by reference from the TransFinancial Holdings, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders, which the Registrant will file pursuant to Regulation 14A.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)1. Financial Statements


       Included in Item 8, Part II of this Report -

       Consolidated Balance Sheets at December 31, 1998 and 1997

       Consolidated Statements of Income for the years ended December 31, 1998,
                          1997 and 1996

       Consolidated Statements of Cash Flows for the years ended December 31,
                          1998, 1997 and 1996

       Consolidated Statements of Shareholders' Equity for the years ended
                          December 31, 1998, 1997 and 1996

       Notes to Consolidated Financial Statements

       Supplemental Financial Information (Unaudited) - Summary of Quarterly
                          Financial Information for 1998 and 1997

 (a)2. Financial Statement Schedules


       Included in Item 14, Part IV of this Report -

       Financial Statement Schedules for the three years ended December 31, 1998:

       Schedule II - Valuation and Qualifying Accounts

      Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(a)3.  Exhibits


      The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K. The management contracts or compensatory plans or arrangements required to be filed at exhibits to this form pursuant Item 14(c) are contained in Exhibits 10(a), 10(b), 10(d), and 10(h).


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

             3(a) 1998 Restated Certificate of Incorporation of the Registrant. Filed as Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

             3(b) Restated By-Laws of the Registrant. Filed as Exhibit 3(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

             4(a) Specimen Certificate of the Common Stock, $.01 par value, of the Registrant. Filed as Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

             4(b) Certificate of Designations of Series A Preferred Stock, dated July 15, 1998. Filed as Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

             4(c) First Amended and Restated Rights Agreement, between TransFinancial Holdings, Inc. and UMB Bank, N.A., dated March 4, 1999. Filed as Exhibit 1 to Registrant's Current Report on Form 8-K dated March 5, 1999.
             10(a) Form of Indemnification Agreement with Directors and
                   Executive Officers. Filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

             10(b) Registrant's 1992 Incentive Stock Plan.  Filed as Exhibit
                   10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

             10(c) Stock Purchase Agreement by and between Universal Premium
                   Acceptance Corporation and Oxford Bank and Trust Company, dated April 29, 1998. Filed as Exhibit 2(a) to Registrant's Current Report on Form 8-K, dated May 29, 1998.

             10(d)* Registrant's 1998 Long-Term Incentive Plan.

             10(e) Stock Purchase Agreement by and between Anuhco, Inc. and
                   William H. Kopman, dated December 18, 1995.  Filed as
                   Exhibit 2(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

             10(f) First Amendment to Stock Purchase Agreement by and between
                   Anuhco, Inc. and William H. Kopman, dated March 7, 1996. Filed as Exhibit 2(b) to Registrant's Current Report on Form 8-K dated March 29, 1996.

             10(g) Second Amendment to Stock Purchase Agreement by and between
                   Anuhco, Inc. and William H. Kopman, dated March 29, 1996. Filed as Exhibit 2(c) to Registrant's Current Report on Form 8-K dated March 29, 1996.
             10(h) Consulting Agreement by and between William H. Kopman and
                   Anuhco, Inc., dated March 29, 1996. Filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K, dated March 29, 1996.

             10(i) Receivables Purchase Agreement by and among APR Funding
                   Corporation, Universal Premium Acceptance Corporation, Anuhco, Inc., EagleFunding Capital Corporation, The First National Bank of Boston, dated December 31, 1996. Filed as
                   Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

             10(j) Amendment No. 4 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated May 29, 1998. Filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K, dated May 29, 1998.

             10(k) Amendment No. 5 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated August 25, 1998. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter filed September 30, 1998.

             10(l) Amendment No. 6 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated September 11, 1998. Filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

             10(m) Secured Loan Agreement by and between Bankers Trust Company of Des Moines, Iowa and Crouse Cartage Company, dated January 5, 1998.

             10(n) Stock Purchase Agreement, dated August 14, 1998, by and between TransFinancial Holdings, Inc. and certain members of the Crouse family. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

             10(o) Secured Loan Agreement by and between Bankers Trust of Des
                   Moines, Iowa, TransFinancial Holdings, Inc., and Crouse Cartage Company, dated September 29, 1998. Filed as Exhibit
                   10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

             21* List of all subsidiaries of TransFinancial Holdings, Inc. the state of incorporation of each such subsidiary, and the names under which such subsidiaries do business.

             23*  Consent of Independent Accountant.


              27* Financial Data Schedule.


(b)          Reports on Form 8-K
 No reports on Form 8-K were filed during the quarter ended December 31, 1998.


 *Filed herewith.

                                  TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                          Additions

                                                Balance at        Charged         Charged                      Balance
                                                Beginning            to           to Other          Deduc-      at End
Description                                      of Year          Expense         Accounts         tions(1)    of Year

                                                                              (In Thousands)
Allowance for credit losses
  accounts (deducted from
    freight accounts receivable)
        Year Ended December 31 -
         1998...............................      $   464        $   393          $     --       $      (470)      $  387
         1997...............................          419            120                --               (75)         464
         1996...............................          409            120                --              (110)         419
Allowance for credit losses (deducted from
    finance accounts receivable)
       Year Ended December 31 -
         1998...............................      $   499        $   827          $    343(3)    $    (1,103)      $  566
         1997...............................          769            950                --            (1,220)         499
         1996...............................          351            892               510(2)           (984)         769



    (1)Deduction for purposes for which reserve was created.

    (2)Allowance established as of March 29, 1996, the date of acquisition of Universal Premium Acceptance Corporation and UPAC of
California, Inc.

    (3)Allowance established as of May 29, 1998, the date of acquisition of Oxford Premium Finance, Inc.





                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  March 15, 1999               By         /s/Timothy P. O'Neil

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


/s/Timothy P. O'Neil                President and Chief Executive Officer

Timothy P. O'Neil


/s/Mark A. Foltz                    Vice President, Finance and Secretary
Mark A. Foltz                       (Principal Accounting Officer)


/s/William D. Cox                   /s/Timothy P. O'Neil

William D. Cox, Chairman            Timothy P. O'Neil, Director
of the Board of Directors


/s/J. Richard Devlin                /s/ Clark D. Stewart

J. Richard Devlin, Director         Clark D. Stewart, Director


/s/ Harold C. Hill                  /s/David D. Taggart

Harold C. Hill, Jr., Director       David D. Taggart, Director


/s/Roy R. Laborde

Roy R. Laborde, Vice Chairman of
the Board of Directors





March 15, 1999
Date of all signatures
                TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX



Exhibit No.                      Exhibit Description



   10(d)           Registrant's 1998 Long-Term Incentive Plan.

     21            List of all Subsidiaries of TransFinancial Holdings, Inc.

     23            Consent of Independent Accountant.

     27            Financial Data Schedule.