Form 10-Q
period 1999-03-31
TRANSFINANCIAL HOLDINGS INC
filed 1999-05-14
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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

               Class                               Outstanding at May 14, 1999

      Common stock, $0.01 par value                           3,251,195 Shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1999                1998


Operating Revenues..........................................................    $   39,857           $ 37,003

Operating Expenses..........................................................        39,854             36,703


Operating Income............................................................             3                300


Nonoperating Income
   Interest income..........................................................            20                 67
   Interest expense.........................................................          (256)               (51)
   Other....................................................................            25                 35

       Total nonoperating income............................................          (211)                51


Income (Loss) Before Income Taxes...........................................          (208)               351
Income Tax Provision (Benefit)..............................................           (36)               190

Net Income (Loss)...........................................................    $     (172)          $    161

Basic and Diluted Earnings (Loss) Per Share.................................    $    (0.04)          $   0.03



Basic Average Shares Outstanding............................................         3,837              6,053



Diluted Average Shares Outstanding..........................................         3,839              6,124


               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)
                                                                                MARCH 31,        DECEMBER 31,
                                                                                   1999              1998

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and cash equivalents................................................     $    1,604          $   3,256
   Freight accounts receivable, less allowance
       for credit losses of $421 and $387...................................         13,931             13,351
   Finance accounts receivable, less allowance
       for credit losses of $561 and $566...................................         13,924             12,584
   Current deferred income taxes............................................          2,713              2,548
   Other current assets.....................................................          3,707              2,401

       Total current assets.................................................         35,879             34,140

Operating Property, at Cost:
   Revenue equipment........................................................         31,901             31,969
   Land.....................................................................          3,681              3,681
   Structures and improvements..............................................         11,153             11,130
   Other operating property.................................................         11,017             10,500

                                                                                     57,752             57,280
       Less accumulated depreciation........................................        (25,092)           (24,122)

           Net operating property...........................................         32,660             33,158

Intangibles, net of accumulated amortization................................          9,621              9,777
Other Assets................................................................            713                688
                                                                                 $   78,873          $  77,763



                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $       --          $   1,976
   Accounts payable.........................................................          3,524              3,093
   Current maturities of long-term debt.....................................            600                300
   Accrued payroll and fringes..............................................          7,042              6,068
   Other accrued expenses...................................................          2,813              3,685

       Total current liabilities............................................         13,979             15,122

Deferred Income Taxes.......................................................          1,979              1,867
Long-Term Debt (Note 4).....................................................         14,400              9,700
Shareholders' Equity  (Note 5)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,593,592 shares..............................................             76                 76
   Paid-in capital..........................................................          6,090              6,090
   Retained earnings........................................................         77,195             77,367
   Treasury stock, 4,291,961 and 3,661,220 shares, at cost..................        (34,846)           (32,459)

       Total shareholders' equity...........................................         48,515             51,074

                                                                                 $   78,873          $  77,763



               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                           (In thousands)
                                                            (Unaudited)
                                                                            1999               1998

Cash Flows From Operating Activities
  Net income (loss)...................................................   $    (172)         $      161
  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities
    Depreciation and amortization.....................................       1,285               1,292
    Provision for credit losses.......................................         256                 210
    Deferred income tax benefit.......................................         (53)             (1,468)
    Other.............................................................         (23)                (15)
    Net increase (decrease) from change in other
       working capital items affecting operating activities...........      (1,409)                756

                                                                              (116)                936

Cash Flows From Investing Activities
  Purchase of operating property, net.................................        (623)             (3,875)
  Origination of finance accounts receivable..........................     (48,388)            (32,295)
  Sale of finance accounts receivable.................................      36,682              20,085
  Collection of owned finance accounts receivable.....................      10,171              10,473
  Maturities of short-term investments................................          --               3,018
  Other...............................................................         (10)               (379)

                                                                            (2,168)             (2,973)

Cash Flows From Financing Activities
  Cash overdrafts.....................................................      (1,976)              1,682
  Borrowings on Long-Term Note Payable................................       5,000                  --
  Payments to acquire treasury stock..................................      (2,387)                 --
  Borrowing (repayments) on line of credit agreements, net............          --              (1,101)
  Other...............................................................          (5)                (31)

                                                                               632                 550

Net Decrease in Cash and Cash Equivalents.............................      (1,652)             (1,487)
Cash and Cash Equivalents at beginning of period......................       3,256               4,778

Cash and Cash Equivalents at end of period............................   $   1,604          $    3,291


Cash Paid During the Period for
  Interest............................................................   $     253          $       48
  Income Tax..........................................................   $      28          $       --

               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)

                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1997..................     $   75      $ 5,581    $  79,394     $(12,565)     $ 72,485

Net loss......................................         --           --       (2,027)          --        (2,027)

Issuance of shares under Incentive Stock Plan.          1          509           --         (591)          (81)

Purchase of 2,115,422 shares of common stock..         --           --           --      (19,303)      (19,303)


Balance at December 31, 1998..................         76        6,090       77,367      (32,459)       51,074

Net loss......................................         --           --         (172)          --          (172)

Purchase of 630,741 shares of common stock....         --           --           --       (2,387)       (2,387)


Balance at March 31, 1999 (unaudited).........     $   76      $ 6,090    $  77,195     $(34,846)     $ 48,515




               The accompanying notes to consolidated financial statements are an integral part of these statements.



                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been examined or reviewed by independent public accountants. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on March 15, 1999, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.

  As of July 1, 1998, the Company prospectively decreased the estimated remaining useful life of certain purchased software to reflect the Company's plan to substantially revise and replace the software. This change decreased amortization expense in the first quarter of 1999 by $50,000 and decreased net loss by approximately $30,000 or $0.01 per share. This change will decrease amortization expense and increase operating income by approximately $150,000 for the remainder of 1999 from amounts which would have been recorded had the change not been made.

2.    SEGMENT REPORTING

  The Company operates in three business segments: transportation, financial services, and industrial technology. Other items are shown in the table below for purposes of reconciling to consolidated amounts.

                                                            Operating
                                    First      Operating      Income         Total
                                   Quarter      Revenues      (Loss)         Assets

                                          (unaudited, in thousands)

Transportation                     1999        $  37,857   $     (10)     $   48,208
                                   1998           35,547         829          51,304

Financial Services                 1999            1,969         290          24,964
                                   1998            1,420         (55)         24,114

Industrial Technology              1999               --         (43)            141
                                   1998               --        (193)            691

Total Segments                     1999           39,826         237          73,313
                                   1998           36,967         581          76,109

General Corporate and Other        1999               31        (234)          5,560
                                   1998               36        (281)         15,514

Consolidated                       1999           39,857           3          78,873
                                   1998           37,003         300          91,623




3.  ACQUISITION OF PREMIUM FINANCE SUBSIDIARY

   On May 29, 1998, TransFinancial Holdings, Inc. ("TransFinancial" or "the Company") through Universal Premium Acceptance Corporation ("UPAC"), its insurance premium finance subsidiary, completed the acquisition of all of the issued and outstanding stock of Oxford Premium Finance, Inc. ("Oxford") for approximately $4.2 million. Oxford offers short-term collateralized financing of commercial insurance premiums through approved insurance agencies in 17 states throughout the United States. At May 29, 1998, Oxford had outstanding net finance receivables of approximately $22.5 million. This transaction was accounted for as a purchase. UPAC sold an additional $4.2 million of its receivables under its receivable securitization agreement to obtain funds to consummate the purchase. Concurrently with the closing of the acquisition, UPAC amended its receivables securitization agreement to increase the maximum allowable amount of receivables to be sold under the agreement and to permit the sale of Oxford's receivables under the agreement. Effective on May 29, 1998, Oxford sold approximately $19 million of its receivables under the securitization agreement using the proceeds to repay the balance outstanding under its prior financing arrangement. The terms of the acquisition and the purchase price resulted from negotiations between UPAC and Oxford Bank & Trust Company, the former sole shareholder of Oxford. In connection with the purchase of Oxford, based on a preliminary allocation of the purchase price, TransFinancial recorded goodwill of $1.9 million, which will be amortized on the straight-line basis over 15 years.

   The operating results of Oxford are included in the consolidated operating results of TransFinancial after May 29, 1998. The following reflects the consolidated operating results of TransFinancial for the first quarter ended March 31, 1998, assuming the acquisition occurred as of the beginning of the period:

                          PRO FORMA OPERATING RESULTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    First
                                    Quarter

                                     1998

Operating Revenues...............   $37,277


Net Income.......................   $   185



Basic and Diluted Earnings Per Share$  0.03



  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.


4.    FINANCING AGREEMENTS

SECURITIZATION OF RECEIVABLES


  TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) have entered into an extendible three year securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. Effective September 11, 1998, the securitization agreement was amended to modify the definition of eligible receivables under the securitization agreement and to increase the maximum allowable amount of receivables to be sold under the agreement to $85.0 million. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $61.3 million and $34.1 million at March 31, 1999 and 1998. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.

  The terms of the agreement require UPAC to maintain a minimum tangible net worth of $5.0 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $40 million. The Company was in compliance with all such provisions at March 31, 1999, except for the consolidated tangible net worth covenant. The Company has received a waiver of this default through June 30, 1999 while the Company negotiates an amendment to this covenant as well as certain other provisions of the agreement. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At March 31, 1999, approximately $7.0 million of owned finance receivables served as collateral under the default reserve provision.

SECURED LOAN AGREEMENTS


  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line"). The following table summarizes activity under the Working Capital Line in the first quarter ended March 31, 1999 and 1998 (in thousands, except percentages):

                                                              First Quarter
                                                          1999        1998


  Balance outstanding at end of period..................  $  --     $ 1,851
  Average amount outstanding ...........................    603       1,977
  Maximum month end balance outstanding.................  2,414       1,977
  Interest rate at end of period........................   7.5%        8.5%
  Weighted average interest rate........................   7.5%        8.5%

  In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank which enabled the Company to borrow $10.0 million (the "Loan"), secured by freight accounts receivable and a second lien on revenue equipment. In March 1999, the Loan was amended and restated to increase the borrowing to $15 million. The Loan bears interest at 25 basis points under the bank's prime rate, 7.50% at March 31, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000.

  The terms of the Loan require the Company to maintain a minimum tangible net worth of $35 million, a ratio of current assets to current liabilities of 1.25 to 1.00, a ratio of total liabilities to tangible net worth of 1.0 to 1.0, and contain restrictions on the payment of dividends without prior consent of the Lender. The Company was in compliance with all such provisions at March 31, 1999. The proceeds of the Loan were used to repurchase shares of the Company's common stock (See Note 5 of Notes to Consolidated Financial Statements).


7.  STOCK REPURCHASE

  In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through March 31, 1999, a total of 630,741 shares had been repurchased at a cost of approximately $2.4 million.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


                            RESULTS OF OPERATIONS

First quarter ended March 31, 1999 compared to the first quarter ended March 31,

1998.


  TransFinancial operates primarily in three distinct segments; transportation, through its subsidiary, Crouse; financial services, through its subsidiary, UPAC; and industrial technology, through its subsidiary, Presis.

TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                     Qtr. 1 1999
                                                        vs.
                                                     Qtr. 1 1998

Increase (decrease) from:
  Increase in LTL tonnage........................     $1,529
  Increase  in LTL revenue per hundredweight.....        873
  Decrease in truckload revenues.................        (92)

      Net increase...............................     $2,310

  Less-than-truckload ("LTL") operating revenues rose by 7.7% for the first quarter of 1999, as compared to the same period in 1998. Crouse achieved an increase of 4.9% in LTL tons of the first quarter of 1999, compared to 1998. Crouse's LTL revenue yield improved 2.7% due to general rate increases effective November 1998 and the Company's focus on yield improvement. The severe winter weather experienced in the Company's operating territory significantly affected the Company's operations in the first quarter of 1999 by limiting the Company's revenue growth relative to increased operating expenses.

  Truckload operating revenues were 2.2% lower in the first quarter of 1999, on approximately 0.9% fewer shipments. The decline in truckload operating revenues was due primarily to the temporary closing of a meat processing plant operated by one of the Company's customers and general softness in pork prices which has reduced the volume of meat transported by truck.

Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                            Percent of Operating Revenue

                                                                  First Quarter

                                                                 1999        1998

Salaries, wages and employee benefits....................        60.0%        58.7%
Operating supplies and expenses..........................        12.0%        11.7%
Operating taxes and licenses.............................         2.4%         2.4%
Insurance and claims.....................................         2.0%         2.0%
Depreciation.............................................         2.8%         2.9%
Purchased transportation and rents.......................        20.8%        20.0%

    Total operating expenses.............................       100.0%        97.7%


  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, was 100.0% for the first quarter March 31, 1999, which was higher than the same period of 1998. The increase in salaries, wages and employee benefits as a percent of operating revenue in the first quarter of 1999 as compared to the first quarter of 1998 was due to two factors. First, the Company was required to make payments for retroactive pay increases totaling approximately $180,000 in connection with the resolution of certain local union contracts which expired March 31, 1998. Additionally, the adverse impacts of the severe winter weather and the closing of a customer's meat processing plant on first quarter revenues contributed to certain inefficiencies in the utilization of productive labor relative to revenues. Purchased transportation and rents expense as a percent of operating revenue increased from the first quarter of 1998 due to the addition of certain tractors and trailers pursuant to long-term operating leases in 1998.

FINANCIAL SERVICES


  For the first quarter of 1999, UPAC reported operating income, of $290,000 on net financial services revenue of $2.0 million, as compared to an operating loss of $55,000 on net financial services revenue of $1.4 million, for the comparable period of 1998. The increase in net financial services revenue and operating income was the result of increased average total receivables outstanding offset, in part by an increase in the percentage of finance contracts originated which were sold under the securitization agreement and a lower average yield on finance contracts. The growth in average total receivables outstanding was due to the acquisition on May 29, 1998 of Oxford Premium Finance, Inc., an insurance premium finance business serving the Chicago area and the industrial Midwest, and the addition of marketing representatives in other key markets. A decrease in consulting fees in the first quarter of 1999 resulting from the expiration, effective December 31, 1998, of a consulting agreement with the former owner of UPAC also contributed to the increase in operating income.

INDUSTRIAL TECHNOLOGY


  In the first quarter of 1999, Presis, incurred operating expenses of $43,000, primarily in salaries, wages and employee benefits as compared to operating expenses of $193,000 for the first quarter of 1998. Since the fourth quarter of 1998, Presis has limited expenditures to essential activities related to continued research and testing of its technology. The Company expects this operation to incur operating losses in the remainder of 1999, at or below expenditure levels of $100,000 per quarter as it continues to pursue the research, testing and commercialization of its technology.*

OTHER


  As a result of the Company's use of funds for the stock repurchases, interest earnings on invested funds were substantially lower in the first quarter of 1999 than in the same period of 1998. Interest expense increased in the current quarter of 1999 due to borrowings on long-term debt incurred to repurchase stock.

  TransFinancial's effective income tax provision (benefit) rates for the first quarter of 1999 and 1998 were (17%) and 54%. The effective income tax rate for 1999 was a lower percentage due to the impact of non-deductible amortization of intangibles and meals and entertainment expenses, which reduce the tax benefit of pre-tax losses in 1999, as compared to the impact of these items on pre-tax income in 1998.

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

  The industrial technology operation will focus on continued research, testing and commercialization of its technology. The Company expects this operation to incur operating losses in the remainder of 1999 at or below expenditure levels of $100,000 per quarter.




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

FINANCIAL SERVICES


  Certain specific factors which may affect the Company's financial services operation include: the performance of financial markets and interest rates; the performance of the insurance industry; competition from other premium finance companies and insurance carriers for finance business in the Company's key operating states; adverse changes in statutory interest rates or other regulations in states in which the Company operates; greater than expected credit losses; the acquisition and integration of additional premium finance operations or receivables portfolios; and the inability to obtain continued financing at a competitive cost of funds.

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

                             FINANCIAL CONDITION

  The Company's financial condition remained strong at March 31, 1999 with more than $1.6 million in cash and investments. The Company's current ratio was 2.6 to 1.0 and its ratio of total liabilities to tangible net worth was 0.8 to 1.0.

  A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement, which matures December 31, 2001, currently provides for the sale of a maximum of $85.0 million of eligible receivables. As of March 31, 1999, $61.3 million of such receivables had been securitized. At March 31, 1999, the Company was not in compliance with a covenant under this agreement requiring the Company to maintain consolidated tangible net worth of $40 million. The Company has received a waiver of this technical default through June 30, 1999 while the Company negotiates an amendment to this covenant as well as certain other provisions of the agreement.

  Crouse has a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan, ("Working Capital Line"). As of March 31, 1999, no borrowings were outstanding under the Working Capital Line.

  Crouse has achieved ratification of new five year pacts with the International Brotherhood of Teamsters covering substantially all of its union employees. The new contracts, which became effective October 4, 1998, provide for all of the terms of the National Master Freight Agreement with a separate addendum for wages. Crouse will continue to maintain its past work rules, practices and flexibility within its operating structure. Crouse continues to negotiate with one union local representing seven employees. Additionally, the current collective bargaining agreement covering approximately 250 linehaul drivers will expire June 30, 1999. The Company has held preliminary negotiations with these union locals; however, no agreements have been reached. There can be, however, no assurance that Crouse's remaining union employees will ratify new contracts acceptable to both the Company and the union, or that work stoppages will not occur. If a work stoppage should occur, Crouse's customer base would be put at risk inasmuch as its competition would have a continuing operating advantage. Any of these actions could have a material adverse effect on the Company's business, financial condition, liquidity or results of operations.

  In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. In March 1998, the Company amended and restated this agreement increasing the borrowings to $15 million. The Loan bears interest at 25 basis points below the bank's prime rate, 7.50% at March 31, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter on $100,000 plus interest through maturity on September 30, 2000. At March 31, 1999 current maturities of long-term debt were $600,000, with the remaining $14,400,000 due in 2000.

  In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through March 31, 1999, a total of 630,741 shares had been repurchased at a cost of $2.4 million.

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

TRANSPORTATION IT ASSETS


  With regard to the Transportation IT assets section, the Inventory Phase is substantially completed. The Company has identified its computer applications, programs and hardware and is in the processing of assessing the Year 2000 risk associated with each item. The Company has begun executing the Corrective Action Phase by modifying or upgrading items that are not Year 2000 compliant. This phase is expected to be complete by the end of the second quarter of 1999. The Testing Phase is ongoing as corrective actions are completed. The Testing Phase is anticipated to be complete early in the third quarter of 1999.* The Contingency Planning Phase was begun in the first quarter of 1999 and will be completed in the second quarter of 1999.*

TRANSPORTATION NON-IT ASSETS


  With regard to the Transportation non-IT assets section, the Inventory Phase is substantially completed. The Company has identified assets that may contain embedded chip technologies and has contacted the related vendors to gain assurance of Year 2000 status on each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company is in the process of effecting the Corrective Action Phase, which is anticipated to be complete by the end of the second quarter of 1999. The Testing Phase is ongoing as corrective actions are completed. This phase is anticipated to be complete early in the third quarter of 1999. The Contingency Planning Phase was begun in the first quarter of 1999 and will be completed in the third quarter of 1999.
FINANCIAL SERVICES IT AND NON-IT ASSETS


   With regard to the Financial Services IT and non-IT assets section, the Inventory Phase is completed. The Company has identified its computer applications, programs and hardware and non-IT assets and has assessed the Year 2000 risk associated with each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company has substantially completed the Corrective Action Phase. The Company's financial services database, operating systems and computer applications have been upgraded or modified to address the Year 2000. The Testing Phase has been ongoing as corrections were made and was substantially complete in the fourth quarter of 1998. Certain testing of bank and other interfaces was completed in the first quarter of 1999. The Contingency Planning Phase was begun in the first quarter of 1999 and will be completed in the second quarter of 1999.*

COSTS


   It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000, of which approximately $100,000 has been spent.* These costs are being expensed as they are incurred and are being funded out of operating cash flow. These amounts do not include approximately $100,000 of costs to be capitalized as the Company replaces certain non-IT assets, in part to address the Year 2000 issue, as part of the Company's normal capital replacement and upgrades. These amounts also do not include any internal costs associated with the development and implementation of contingency plans.

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

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings Reference is made to Item 3 of the Registrant's

Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.   Changes in Securities -- None


Item 3.   Defaults Upon Senior Securities -- None


Item 4.   Submission of Matters to Vote of Security Holders


  (a)  Annual Meeting of Shareholders was held on April 27, 1999.

     (b) The nominees for the board of directors previously reported to the Commission in the Company's Proxy Statement were elected.

  (c) The matters voted upon at the Annual Meeting were as follows:

      (1) All seven nominees for director were elected as follows:
                                                     Shares Voted

          Nominees                                For         Withheld

          William D. Cox                        2,456,756     70,990
          J. Richard Devlin                     2,473,829     53,917
          Harold C. Hill, Jr.                   2,469,665     58,081
          Roy R. Laborde                        2,447,965     79,781
          Timothy P. O'Neil                     2,451,871     75,875
          Clark D. Stewart                      2,473,329     54,417
          David D. Taggart                      2,468,875     58,871

      (3) The selection of PricewaterhouseCoopers, LLP as independent public accountants was ratified with 2,370,200 shares voting for, 154,002 shares voting against, and 3,544 shares abstaining.

Item 4.   Submission of Matters to Vote of Security Holders  - None


Item 5.   Other Information - None


Item 6.   Exhibits and Reports on Form 8-K


     (a)   Exhibits

10.1* Secured Loan Agreement by and between Bankers Trust Company of Des Moines, Iowa, TransFinancial Holdings, Inc., and Crouse Cartage Company, dated March 25, 1999.

27*        Financial Data Schedule.

           * Filed herewith.

     (b)     Reports on Form 8-K -

           (1) A Current Report on Form 8-K, dated March 4, 1999, filed March 5, 1999, to report the amendment of the Company's Rights Agreement.

           (2) A Current Report on Form 8-K, dated March 17, 1999, filed March 17, 1999, to report the expansion of a share repurchase program and the repurchase of stock.


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



                                          By:     /s/ Timothy P. O'Neil

                                          Timothy P. O'Neil, President &
                                          Chief Executive Officer

                                          By:     /s/ Mark A. Foltz

                                          Mark A. Foltz
                                          Vice President, Finance and Secretary


Date:  May 14, 1999

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit


10.1 Secured Loan Agreement by and between Bankers Trust Company of Des Moines, Iowa, TransFinancial Holdings, Inc., and Crouse Cartage Company, dated March 25, 1999.

27       Financial Data Schedule.