Form 10-Q
period 1999-06-30
TRANSFINANCIAL HOLDINGS INC
filed 1999-08-16
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

               Class                           Outstanding at August 13, 1999

      Common stock, $0.01 par value                           3,252,115 Shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements





                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1999                1998


Operating Revenues..........................................................    $   40,261           $ 37,036

Operating Expenses..........................................................        40,438             36,770


Operating Income (Loss).....................................................          (177)               266


Nonoperating Income (Expense)
   Interest income..........................................................            27                 87
   Interest expense.........................................................          (290)               (17)
   Other....................................................................           (15)                61

       Total nonoperating income (expense)..................................          (278)               131


Income (Loss) Before Income Taxes...........................................          (455)               397
Income Tax Provision (Benefit)..............................................          (134)               221

Net Income (Loss)...........................................................    $     (321)          $    176


Basic and Diluted Earnings (Loss) Per Share.................................    $   (0.09)           $   0.03



Basic Average Shares Outstanding............................................         3,612              6,055



Diluted Average Shares Outstanding..........................................         3,613              6,118


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



















































                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1999                1998


Operating Revenues..........................................................    $   80,118           $ 74,038

Operating Expenses..........................................................        80,291             73,472


Operating Income (Loss).....................................................          (173)               566


Nonoperating Income (Expense)
   Interest income..........................................................            48                154
   Interest expense.........................................................          (546)               (67)
   Other....................................................................             9                 95

       Total nonoperating income (expense)..................................          (489)               182


Income (Loss) Before Income Taxes...........................................          (662)               748
Income Tax Provision (Benefit)..............................................          (169)               410

Net Income (Loss)...........................................................    $     (493)          $    338


Basic and Diluted Earnings (Loss) Per Share.................................    $    (0.14)          $   0.06



Basic Average Shares Outstanding............................................         3,612              6,054



Diluted Average Shares Outstanding..........................................         3,613              6,120



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

















































                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share data)
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   1999              1998

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and cash equivalents................................................     $    1,967          $   3,256
   Freight accounts receivable, less allowance
       for credit losses of $478 and $387...................................         13,918             13,351
   Finance accounts receivable, less allowance
       for credit losses of $629 and $566...................................         17,344             12,584
   Current deferred income taxes............................................          2,649              2,548
   Other current assets.....................................................          3,368              2,401

       Total current assets.................................................         39,246             34,140

Operating Property, at Cost:
   Revenue equipment........................................................         32,218             31,969
   Land.....................................................................          3,681              3,681
   Structures and improvements..............................................         11,224             11,130
   Other operating property.................................................         11,072             10,500

                                                                                     58,195             57,280
       Less accumulated depreciation........................................        (26,004)           (24,122)

           Net operating property...........................................         32,191             33,158

Intangibles, net of accumulated amortization................................          9,464              9,777
Other Assets................................................................            825                688
                                                                                 $   81,726          $  77,763


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $    2,204          $   1,976
   Accounts payable.........................................................          4,240              3,093
   Current maturities of long-term debt.....................................            900                300
   Accrued payroll and fringes..............................................          6,940              6,068
   Other accrued expenses...................................................          3,620              3,685

       Total current liabilities............................................         17,904             15,122

Deferred Income Taxes.......................................................          1,741              1,867
Long-Term Debt (Note 4).....................................................         14,100              9,700
Shareholders' Equity  (Note 5)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,596,756 and 7,593,592 shares................................             76                 76
   Paid-in capital..........................................................          6,098              6,090
   Retained earnings........................................................         76,874             77,367
   Treasury stock, 4,345,561 and 3,661,220 shares, at cost..................        (35,067)           (32,459)

       Total shareholders' equity...........................................         47,981             51,074

                                                                                 $   81,726          $  77,763





             The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.
































                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                     (In thousands) (Unaudited)
                                                                            1999               1998

Cash Flows From Operating Activities
  Net income (loss)...................................................   $    (493)         $      338
  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities
    Depreciation and amortization.....................................       2,526               2,689
    Provision for credit losses.......................................         559                 268
    Deferred income tax benefit.......................................        (227)             (1,187)
    Other.............................................................          23                 (48)
    Net increase (decrease) from change in other
       working capital items affecting operating activities...........         (41)              2,289

                                                                             2,347               4,349

Cash Flows From Investing Activities
  Proceeds from discontinued operations...............................          --               6,345
  Purchase of finance subsidiary......................................          --              (4,178)
  Purchase of operating property, net.................................      (1,269)             (5,213)
  Origination of finance accounts receivable..........................    (101,361)            (71,682)
  Sale of finance accounts receivable.................................      74,622              54,722
  Collection of owned finance accounts receivable.....................      21,542              16,315
  Purchases of short-term investments.................................          --              (2,998)
  Maturities of short-term investments................................          --               3,018
  Other...............................................................        (137)               (303)

                                                                            (6,603)             (3,974)
Cash Flows From Financing Activities
  Cash overdrafts.....................................................         228               2,593
  Borrowings on Long-Term Note Payable................................       5,000                  --
  Payments to acquire treasury stock..................................      (2,603)                 --
  Borrowing (repayments) on line of credit agreements, net............         346              (2,500)
  Other...............................................................          (4)                (49)

                                                                             2,967                  44

Net Decrease in Cash and Cash Equivalents.............................      (1,289)                419
Cash and Cash Equivalents at beginning of period......................       3,256               4,778

Cash and Cash Equivalents at end of period............................   $   1,967          $    5,197


Cash Paid During the Period for
  Interest............................................................   $     546          $       62
  Income Tax..........................................................   $      29          $      363

On May 29, 1998, the Company acquired all of the capital stock of Oxford Premium Finance, Inc. ("Oxford") for approximately
$4,178,000.  In conjunction with the acquisition, liabilities were assume as follows:
                                                                                                1998

Fair value of assets acquired                                                                   22,338
Cash paid for capital stock and acquisition expenses                                           (4,178)
Intangibles                                                                                      1,876

Liabilities assumed                                                                         $   20,036




In connection with the acquisition of Oxford, $19.0 million of its finance accounts receivables were sold under the securitization agreement.  The proceeds of the sale were paid directly to Oxford's former line of credit bank to repay the balance outstanding under the line at the date of acquisition.

          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




























































                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                           (In thousands)

                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1997..................     $   75      $ 5,581    $  79,394     $(12,565)     $ 72,485

Net loss......................................         --           --       (2,027)          --        (2,027)

Issuance of shares under incentive plans......          1          509           --         (591)          (81)

Purchase of 2,115,422 shares of common stock..         --           --           --      (19,303)      (19,303)


Balance at December 31, 1998..................         76        6,090       77,367      (32,459)       51,074

Net loss......................................         --           --         (493)          --          (493)

Issuance of shares under incentive plans......         --            8           --           (5)            3

Purchase of 638,241 shares of common stock....         --           --           --       (2,603)       (2,603)


Balance at June 30, 1999 (Unaudited)..........     $   76      $ 6,098    $  76,874     $(35,067)     $ 47,981



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.






























                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

  The condensed consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been examined or reviewed by independent public accountants. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

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

  As of July 1, 1998, the Company prospectively decreased the estimated remaining useful life of certain purchased software to reflect the Company's plan to substantially revise and replace the software. This change decreased amortization expense in the second quarter and six months of 1999 by $50,000 and $100,000 and decreased net loss by approximately $30,000, or $0.01 per share, and $60,000, or $0.02 per share, for the periods. This change will decrease amortization expense and increase operating income by approximately $100,000 for the remainder of 1999 from amounts which would have been recorded had the change not been made.

2.    SEGMENT REPORTING

  The Company operates in three business segments: transportation, financial services, and industrial technology. Other items are shown in the table below for purposes of reconciling to consolidated amounts.



















                                                   Second Quarter                  Six Months

                                               Operating    Operating      Operating    Operating       Total
($ in thousands)                                Revenues      Income        Revenues      Income       Assets


Transportation                     1999        $  38,013   $    (349)     $   75,869     $  (359)     $47,575
                                   1998           33,227         658          70,774       1,487       50,359

Financial Services                 1999            2,220         490           4,189         780       27,969
                                   1998            1,773         114           3,193          60       25,750

Industrial Technology              1999               --         (51)             --         (94)         128
                                   1998               --        (269)             --        (462)         717

Total Segments                     1999           40,233          90          80,058         327       75,672
                                   1998           37,000         503          73,967       1,085       76,826

General Corporate and Other        1999               28        (267)             60        (500)       6,054
                                   1998               36        (237)             71        (519)      14,918

Consolidated                       1999           40,261        (177)         80,118        (173)      81,726
                                   1998           37,036         266          74,038         566       91,144






3.  ACQUISITION OF PREMIUM FINANCE SUBSIDIARY

   On May 29, 1998, TransFinancial Holdings, Inc. ("TransFinancial" or "the Company") through Universal Premium Acceptance Corporation ("UPAC"), its insurance premium finance subsidiary, completed the acquisition of all of the issued and outstanding stock of Oxford Premium Finance, Inc. ("Oxford") for approximately $4.2 million. Oxford offers short-term collateralized financing of commercial insurance premiums through approved insurance agencies in 17 states throughout the United States. At May 29, 1998, Oxford had outstanding net finance receivables of approximately $22.5 million. This transaction was accounted for as a purchase. UPAC sold an additional $4.2 million of its receivables under its receivable securitization agreement to obtain funds to consummate the purchase. Concurrently with the closing of the acquisition, UPAC amended its receivables securitization agreement to increase the maximum allowable amount of receivables to be sold under the agreement and to permit the sale of Oxford's receivables under the agreement. Effective on May 29, 1998, Oxford sold approximately $19 million of its receivables under the securitization agreement using the proceeds to repay the balance outstanding under its prior financing arrangement. The terms of the acquisition and the purchase price resulted from negotiations between UPAC and Oxford Bank & Trust Company, the former sole shareholder of Oxford. In connection with the purchase of Oxford TransFinancial recorded goodwill of $1.9 million which will be amortized on the straight-line basis over 15 years.

   The operating results of Oxford are included in the consolidated operating results of TransFinancial after May 29, 1998. The following reflects the consolidated operating results of TransFinancial for the second quarter and six months ended June 30, 1998, assuming the acquisition occurred as of the beginning of the period:

                          PRO FORMA OPERATING RESULTS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    Second           Six
                                    Quarter         Months
                                     1998           1998

Operating Revenues...............   $37,235        $74,511


Net Income.......................   $   188        $   371



Basic and Diluted Earnings Per Share$  0.03        $  0.06



  The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisitions been made at the beginning of the respective periods, or of results which may occur in the future.


4.    FINANCING AGREEMENTS

SECURITIZATION OF RECEIVABLES


  TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) have entered into an extendible three year securitization agreement with a financial institution whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. Effective July 14, 1999, the securitization agreement was amended to modify the definition of eligible receivables under the securitization agreement and to decrease the maximum allowable amount of receivables to be sold under the agreement to $75.0 million. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $62.6 million and $59.9 million at June 30, 1999 and 1998. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.

  The terms of the agreement require UPAC to maintain a minimum book net worth of $20.0 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $35 million and a minimum ratio of EBITDA to interest and securitization fees of 1.5 to 1.0. The Company was in compliance with all such provisions at June 30, 1999. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels which serves as collateral. At June 30, 1999, approximately $7.3 million of owned finance receivables served as collateral under the default reserve provision.

SECURED LOAN AGREEMENTS


  In January 1998, Crouse entered into a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line"). The following table summarizes activity under the Working Capital Line in the second quarter and six months ended June 30, 1999 and 1998 (in thousands, except percentages):

                                         Second Quarter        Six Months

                                         1999    1998        1999     1998

  Balance outstanding at end of period  $ 346   $  --       $ 346     $  --
  Average amount outstanding..........  $ 115   $ 343       $ 360     $1,160
  Maximum month end balance outstanding $ 346   $1,029      $2,414    $2,752
  Interest rate at end of period......   7.75%   8.50%      7.75%       8.50%
  Weighted average interest rate......   7.50%   8.50%      7.50%       8.50%

  In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank which enabled the Company to borrow $10.0 million (the "Loan"), secured by freight accounts receivable and a second lien on revenue equipment. In March 1999, the Loan was amended and restated to increase the borrowing to $15.0 million. The Loan bears interest at 25 basis points below the bank's prime rate, 7.75% at June 30, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000.

  The terms of the Loan require the Company to maintain a minimum tangible net worth of $35 million, a ratio of current assets to current liabilities of 1.25 to 1.00, a ratio of total liabilities to tangible net worth of 1.0 to 1.0, and contain restrictions on the payment of dividends without prior consent of the Lender. The Company was in compliance with all such provisions at June 30, 1999. The proceeds of the Loan were used to repurchase shares of the Company's common stock.

5.  STOCK REPURCHASE

  In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through June 30, 1999, a total of 683,241 shares had been repurchased at a cost of approximately $2.6 million.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


                            RESULTS OF OPERATIONS

Second quarter ended June 30, 1999 compared to the second quarter ended June 30,

1998 and six months ended June 30, 1999 compared to the six months ended June

30, 1998.


  TransFinancial operates primarily in three distinct segments; transportation, through its subsidiary, Crouse; financial services, through its subsidiary, UPAC; and industrial technology, through its subsidiary, Presis.

TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                     Qtr. 2 1999 Six Months 1999
                                                        vs.          vs.
                                                     Qtr. 2 1998 Six Months 1998

Increase (decrease) from:
  Increase in LTL tonnage........................      2,246          3,778
  Increase  in LTL revenue per hundredweight.....        480          1,350
  Increase/Decrease in truckload revenues........         60            (33)

      Net increase...............................      2,786          5,095



  Less-than-truckload ("LTL") operating revenues rose by 8.8% and 8.2% for the second quarter and six months of 1999, as compared to the same periods in 1998. Crouse achieved increases of 7.2% and 6.1% in LTL tons of the second quarter and six months of 1999, compared to 1998. Crouse's LTL revenue yield improved 1.5% and 2.1% for the same periods of 1999 due to general rate increases effective November 1998 and the Company's focus on yield improvement. The severe winter weather experienced in the Company's operating territory in the first quarter of 1999 and prolonged union contract negotiations which ultimately resulted in a one day strike at the Company's Chicago terminal significantly affected the Company's operations by limiting the Company's revenue growth relative to increased operating expenses.

  Truckload operating revenues were up 1.5% in the second quarter of 1998 on 1.5% more shipments. For the first six months of 1999 truckload revenues fell 0.4% on 0.6% fewer shipments. The decline in truckload operating revenues and shipments for the six months ended June 30, 1999 was due primarily to the temporary closing of a meat processing plant operated by one of the Company's customers.

Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:












                                                                        Percent of Operating Revenue

                                                                  Second Quarter               Six Months

                                                                 1999        1998         1999           1998

Salaries, wages and employee benefits....................        58.9%        57.5%        59.4%        58.1%
Operating supplies and expenses..........................        13.1%        12.7%        12.6%        12.2%
Operating taxes and licenses.............................         2.8%         2.8%         2.6%         2.6%
Insurance and claims.....................................         2.4%         1.8%         2.2%         1.9%
Depreciation.............................................         2.7%         2.8%         2.8%         2.8%
Purchased transportation and rents.......................        21.0%        20.5%        20.9%        20.3%


    Total operating expenses.............................       100.9%        98.1%       100.5%        97.9%

















  Crouse's operating expenses as a percentage of operating revenue, or operating ratio, was 100.9% and 100.5% for the second quarter and six months ended June 30, 1999, which were higher than the same periods of 1998. The increases in salaries, wages and employee benefits as a percent of operating revenue in the periods of 1999 as compared to the same periods of 1998 were due to two factors. First, the Company was required to make payments for retroactive pay increases totaling approximately $180,000 in connection with the resolution of certain local union contracts which expired March 31, 1998. Additionally, the adverse impacts of the severe winter weather, the closing of a customer's meat processing plant and union labor difficulties on 1999 revenues contributed to certain inefficiencies in the utilization of productive labor relative to revenues. Increased fuel prices in the first half of 1999 led to a rise in operating supplies and expenses as a percentage of revenue in comparison to the second quarter and six months of 1998. Purchased transportation and rents expense as a percent of operating revenue increased in 1999 from the second quarter and six months of 1998 due to the addition of certain tractors and trailers pursuant to long-term operating leases in 1998.

FINANCIAL SERVICES


  For the second quarter of 1999, UPAC reported operating income of $490,000 on net financial services revenue of $2.2 million, as compared to operating income of $114,000 on net financial services revenue of $1.8 million, for the comparable period of 1998. For the first six months of 1999, UPAC reported operating income of $780,000 on net financial services revenue of $4.2 million, as compared to operating income of $60,000 on net financial services of $3.2 million. The increase in net financial services revenue and operating income was the result of increased average total receivables outstanding offset in part by a lower average yield on finance contracts. The growth in average total receivables outstanding was due to the acquisition on May 29, 1998 of Oxford
Premium Finance, Inc., an insurance      premium finance business serving the
Chicago area and the industrial Midwest, and the addition of marketing representatives in other key markets. A decrease in consulting fees in the second quarter and first six months of 1999 resulting from the expiration, effective December 31, 1998, of a consulting agreement with the former owner of UPAC also contributed to the increases in operating income. Increased resources for uncollectible finance contracts in the second quarter and six months of 1999, as compared to the same periods of 1998, partially offset the improvement in net financial services revenues in the period.

INDUSTRIAL TECHNOLOGY


  In the second and six months quarter of 1999, Presis, incurred operating expenses of $51,000 and 94,000, primarily in salaries, wages and employee benefits as compared to operating expenses of $269,000 and $462,000 for the second quarter and six months of 1998. Since the fourth quarter of 1998, Presis has limited expenditures to essential activities related to continued research and testing of its technology. The Company expects this operation to incur operating losses in the remainder of 1999, at or below expenditure levels of $100,000 per quarter as it continues to pursue the research, testing and commercialization of its technology.*

OTHER


  As a result of the Company's use of funds for the stock repurchases, interest earnings on invested funds were substantially lower in the second quarter and six months of 1999 than in the same period of 1998. Interest expense increased in the periods of 1999 due to borrowings on long-term debt incurred to repurchase stock.

  TransFinancial's effective income tax provision (benefit) rates for the second quarter and six months of 1999 were (29%) and (26)%, as compared to 56% and 55% for the comparable periods of 1998. The effective income tax rates for 1999 were a lower percentage due to the impact of non-deductible amortization of intangibles and meals and entertainment expenses, which reduce the tax benefit of pre-tax losses in 1999, as compared to the impact of these items on pre-tax income in the same periods of 1998.

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

TRANSPORTATION


  Certain specific factors which may affect the Company's transportation operation include: competition from other regional and national carriers for freight in the Company's primary operating territory; price pressure; changes in fuel prices; labor matters, including changes in labor costs, and other labor contract issues; and environmental matters.

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



                             FINANCIAL CONDITION

  The Company's financial condition remained strong at June 30, 1999 with approximately $2.0 million in cash and investments. The Company's current ratio was 2.2 to 1.0 and its ratio of total liabilities to tangible net worth was 0.9 to 1.0.

  A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The current securitization agreement provides for the sale of a maximum of $75.0 million of eligible receivables. As of June 30, 1999, $62.6 million of such receivables had been securitized.

  Crouse has a three-year Secured Loan Agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan, ("Working Capital Line"). As of June 30, 1999, borrowings of $346,000 were outstanding under the Working Capital Line.

  Crouse has achieved ratification of new multi-year pacts with the International Brotherhood of Teamsters covering all of its union employees. The new contracts, which generally became effective October 4, 1998, provide for all of the terms of the National Master Freight Agreement with a separate addendum for wages. Crouse will continue to maintain its past work rules, practices and flexibility within its operating structure.

  In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. In March 1998, the Company amended and restated this agreement increasing the borrowings to $15 million. The Loan bears interest at 25 basis points below the bank's prime rate, 7.75% at June 30, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter on $100,000 plus interest through maturity on September 30, 2000. At June 30, 1999 current maturities of long-term debt were $900,000, with the remaining $14,100,000 due in 2000.

  In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through June 30, 1999, a total of 683,241 shares had been repurchased at a cost of $2.6 million.

  As announced by the Company in a press release dated June 21, 1999, the Company's Chairman, Vice-Chairman and President have presented a proposal to the Board of Directors of the Company by which they would agree to acquire all of the outstanding stock of the Company for $5.25 per share in cash. The Board of Directors has appointed a Special Committee of the independent directors to consider this proposal and other options. The Special Committee has engaged legal counsel and a financial advisor to assist it in evaluating the proposal and other strategic options.

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

TRANSPORTATION IT ASSETS


  With regard to the Transportation IT assets section, the Inventory Phase is completed. The Company has identified its computer applications, programs and hardware and is in the processing of assessing the Year 2000 risk associated with each item. The Company has begun executing the Corrective Action Phase by modifying or upgrading items that are not Year 2000 compliant. This phase is expected to be complete by the end of the third quarter of 1999. The Testing Phase is ongoing as corrective actions are completed. The Testing Phase is anticipated to be complete early in the fourth quarter of 1999.* The Contingency Planning Phase was begun in the first quarter of 1999 and will be completed in the third quarter of 1999.*


TRANSPORTATION NON-IT ASSETS


  With regard to the Transportation non-IT assets section, the Inventory Phase is completed. The Company has identified assets that may contain embedded chip technologies and has contacted the related vendors to gain assurance of Year 2000 status on each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company is in the process of effecting the Corrective Action Phase, which is anticipated to be complete by the end of the third quarter of 1999.* The Testing Phase is ongoing as corrective actions are completed. This phase is anticipated to be complete by the end of third quarter of 1999.* The Contingency Planning Phase was begun in the first quarter of 1999 and will be completed in the third quarter of 1999.*

FINANCIAL SERVICES IT AND NON-IT ASSETS


   With regard to the Financial Services IT and non-IT assets section, the Inventory Phase is completed. The Company has identified its computer applications, programs and hardware and non-IT assets and has assessed the Year 2000 risk associated with each item. The Company has also identified its significant business relationships and has contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company has completed the Corrective Action Phase. The Company's financial services database, operating systems and computer applications have been upgraded or modified to address the Year 2000. The Testing Phase was ongoing as corrections were made and was substantially complete in the fourth quarter of 1998. Certain testing of bank and other interfaces was completed in the first quarter of 1999. The Contingency Planning Phase was begun in the first quarter of 1999 and will be completed in the third quarter of 1999.*

COSTS


   It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000, of which approximately $125,000 has been spent.* These costs are being expensed as they are incurred and are being funded out of operating cash flow. These amounts do not include approximately $25,000 of costs to be capitalized as the Company replaces certain non-IT assets, in part to address the Year 2000 issue, as part of the Company's normal capital replacement and upgrades. These amounts also do not include any internal costs associated with the development and implementation of contingency plans.

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings -- Reference is made to Item 3 of the Registrant's

Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.   Changes in Securities -- None


Item 3.   Defaults Upon Senior Securities -- None


Item 4.   Submission of Matters to Vote of Security Holders -- None



Item 5.   Other Information -- As announced by the Company in a press release dated June 21, 1999, the Company's Chairman, Vice-Chairman and President have presented a proposal to the Board of Directors of the Company by which they would agree to acquire all of the outstanding stock of the Company for $5.25 per
share in cash.   The Board of Directors has appointed a Special Committee of the independent directors to consider this proposal and other options. The Special Committee has engaged legal counsel and a financial advisor to assist it in evaluating the proposal and other strategic options.

Item 6.   Exhibits and Reports on Form 8-K


     (a)   Exhibits

10.1*      Amendment No. 7 to Receivables Purchase Agreement by and among APR
Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., Eagle Funding Corporation and BankBoston, N.A., dated July 14, 1999.

27*        Financial Data Schedule.

99.1*      Press Release of TransFinancial Holdings, Inc. dated June 21, 1999.

99.2*      Press Release of TransFinancial Holdings, Inc. dated July 19, 1999.

           * Filed herewith.

     (b)     Reports on Form 8-K - None


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


                                          By:     /s/ Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer


                                          By:     /s/ Mark A. Foltz

                                                  Mark A. Foltz
                                                  Vice President, Finance and
Secretary

Date:  August 16, 1999

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit


10.1 Amendment No. 7 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., Eagle Funding Corporation, and BankBoston, N.A., dated July 14, 1999.

27         Financial Data Schedule.

99.1       Press Release of TransFinancial Holdings, Inc. dated June 21, 1999.

99.2       Press Release of TransFinancial Holdings, Inc. dated July 19, 1999.