Form 10-Q
period 1999-09-30
TRANSFINANCIAL HOLDINGS INC
filed 1999-10-28
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from    to

                          Commission File No. 1-12070



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

               Class                            Outstanding at October 22, 1999

      Common stock, $0.01 par value                           3,252,370 Shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1999                1998


Operating Revenues..........................................................    $   39,294           $ 39,614

Operating Expenses..........................................................        40,653             43,645


Operating Income (Loss).....................................................        (1,359)            (4,031)


Nonoperating Income (Expense)
   Interest income..........................................................            23                111
   Interest expense.........................................................          (331)                (5)
   Other....................................................................            22                 68

       Total nonoperating income (expense)..................................          (286)               174


Income (Loss) Before Income Taxes...........................................        (1,645)            (3,857)
Income Tax Provision (Benefit)..............................................          (610)            (1,383)

Net Income (Loss)...........................................................    $   (1,035)          $ (2,474)

Basic and Diluted Earnings (Loss) Per Share.................................    $   (0.32)           $  (0.50)



Basic Average Shares Outstanding............................................         3,276              4,964



Diluted Average Shares Outstanding..........................................         3,294              4,980


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   1999                1998


Operating Revenues..........................................................    $  119,412           $113,652

Operating Expenses..........................................................       120,944            117,117


Operating Income (Loss).....................................................        (1,532)            (3,465)


Nonoperating Income (Expense)
   Interest income..........................................................            70                265
   Interest expense.........................................................          (876)               (73)
   Other....................................................................            31                163

       Total nonoperating income (expense)..................................          (775)               355


Income (Loss) Before Income Taxes...........................................        (2,307)            (3,110)
Income Tax Provision (Benefit)..............................................          (779)              (973)

Net Income (Loss)...........................................................    $   (1,528)          $ (2,137)

Basic and Diluted Earnings (Loss) Per Share.................................    $   (0.44)           $  (0.38)



Basic Average Shares Outstanding............................................         3,461              5,684



Diluted Average Shares Outstanding..........................................         3,469              5,715



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share data)
                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                   1999              1998

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and cash equivalents................................................     $    1,530          $   3,256
   Freight accounts receivable, less allowance
       for credit losses of $200 and $387...................................         15,050             13,351
   Finance accounts receivable, less allowance
       for credit losses of $767 and $566...................................         15,628             12,584
   Current deferred income taxes............................................          2,640              2,548
   Other current assets.....................................................          3,509              2,401

       Total current assets.................................................         38,357             34,140

Operating Property, at Cost:
   Revenue equipment........................................................         30,835             31,969
   Land.....................................................................          3,794              3,681
   Structures and improvements..............................................         11,880             11,130
   Other operating property.................................................         11,249             10,500

                                                                                     57,758             57,280
       Less accumulated depreciation........................................        (25,141)           (24,122)

           Net operating property...........................................         32,617             33,158

Intangibles, net of accumulated amortization................................          9,253              9,777
Other Assets................................................................            966                688
                                                                                 $   81,193          $  77,763


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $      317          $   1,976
   Line of credit borrowings................................................          2,272                 --
   Accounts payable.........................................................          4,899              3,093
   Current maturities of long-term debt (Note 5)............................         15,000                300
   Accrued payroll and fringes..............................................          6,279              6,068
   Other accrued expenses...................................................          4,079              3,685

       Total current liabilities............................................         32,846             15,122

Deferred Income Taxes.......................................................          1,396              1,867
Long-Term Debt (Note 5).....................................................             --              9,700
Shareholders' Equity  (Note 6)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,597,676 and 7,593,592 shares................................             76                 76
   Paid-in capital..........................................................          6,103              6,090
   Retained earnings........................................................         75,839             77,367
   Treasury stock 4,345,561 and 3,661,220 shares, at cost...................        (35,067)           (32,459)

       Total shareholders' equity...........................................         46,951             51,074

                                                                                 $   81,193          $  77,763




             The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     (In thousands) (Unaudited)
                                                                            1999               1998

Cash Flows From Operating Activities
  Net income (loss)...................................................   $  (1,528)         $   (2,137)
  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities
    Depreciation and amortization.....................................       3,812               5,053
    Provision for credit losses.......................................         675               1,033
    Deferred income tax benefit.......................................        (563)             (3,047)
    Other.............................................................          27                  --
    Net increase (decrease) from change in other
       working capital items affecting operating activities...........        (222)              3,459

                                                                             2,201               4,361

Cash Flows From Investing Activities
  Proceeds from discontinued operations...............................          --               6,345
  Purchase of finance subsidiary......................................          --              (4,178)
  Purchase of operating property, net.................................      (2,819)             (2,415)
  Origination of finance accounts receivable..........................    (148,652)           (117,599)
  Sale of finance accounts receivable.................................     111,765              92,078
  Collection of owned finance accounts receivable.....................      33,005              28,749
  Purchases of short-term investments.................................          --              (2,998)
  Maturities of short-term investments................................          --               6,024
  Other...............................................................        (233)               (329)

                                                                            (6,934)              5,677
Cash Flows From Financing Activities
  Cash overdrafts.....................................................      (1,659)                 --
  Borrowings on long-term debt........................................       5,000              10,000
  Payments to acquire treasury stock..................................      (2,603)            (18,847)
  Borrowing (repayments) on line of credit agreements, net............       2,272              (2,500)
  Other...............................................................          (3)                (79)

                                                                             3,007             (11,426)

Net Decrease in Cash and Cash Equivalents.............................      (1,726)             (1,388)
Cash and Cash Equivalents at beginning of period......................       3,256               4,778

Cash and Cash Equivalents at end of period............................   $   1,530          $    3,390


Cash Paid During the Period for
  Interest............................................................   $     876          $       62
  Income Taxes........................................................   $      80          $      363

On May 29, 1998, the Company acquired all of the capital stock of Oxford Premium Finance, Inc. ("Oxford") for approximately
$4,178,000.  In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of assets acquired                                                                   22,338
Cash paid for capital stock and acquisition expenses                                           (4,178)
Intangibles                                                                                      1,876

Liabilities assumed                                                                         $   20,036




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

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (In thousands)(Unaudited)


                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1997..................     $   75      $ 5,581    $  79,394     $(12,565)     $ 72,485

Net loss......................................         --           --       (2,027)          --        (2,027)

Issuance of shares under incentive plans......          1          509           --         (591)          (81)

Purchase of 2,115,422 shares of common stock..         --           --           --      (19,303)      (19,303)


Balance at December 31, 1998..................         76        6,090       77,367      (32,459)       51,074

Net loss......................................         --           --       (l,528)          --        (1,528)

Issuance of shares under incentive plans......         --           13           --           (5)            8

Purchase of 683,241 shares of common stock....         --           --           --       (2,603)       (2,603)


Balance at September 30, 1999.................     $   76      $ 6,103    $  75,839     $(35,067)     $ 46,951



          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

  The unaudited condensed consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been examined or reviewed by independent public accountants. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

  Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on March 15, 1999, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.
  As of July 1, 1998, the Company prospectively decreased the estimated remaining useful life of certain purchased software to reflect the Company's plan to substantially revise and replace the software. This change decreased amortization expense in the third quarter and nine months of 1999 by $50,000 and $150,000 and decreased the net loss by approximately $30,000, or $0.01 per share, and $90,000, or $0.03 per share, for the periods. This change will decrease amortization expense and increase operating income by approximately $50,000 for the remainder of 1999 from amounts which would have been recorded had the change not been made.

2.    SEGMENT REPORTING

  The Company operates in three business segments: transportation, financial services, and industrial technology. Other items are shown in the table below for purposes of reconciling to consolidated amounts.

                                                   Third Quarter                  Nine Months

                                               Operating    Operating      Operating    Operating       Total
($ in thousands)                                Revenues  Income (Loss)     Revenues  Income (Loss)    Assets


Transportation                     1999        $  37,089   $  (1,502)     $  112,959     $(1,861)     $47,863
                                   1998           37,666        (812)        108,440         675       46,564

Financial Services                 1999            2,163         333           6,352       1,113       26,685
                                   1998            1,914        (886)          5,107        (826)      25,312

Industrial Technology              1999               --         (33)             --        (127)         110
                                   1998               --        (926)             --      (1,388)         195

Total Segments                     1999           39,252      (1,202)        119,311        (875)      74,658
                                   1998           39,580      (2,624)        113,547      (1,539)      72,071

General Corporate and Other        1999               42        (157)            101        (657)       6,535
                                   1998               34      (1,407)            105      (1,926)       7,237

Consolidated                       1999           39,294      (1,359)        119,412      (1,532)      81,193
                                   1998           39,614      (4,031)        113,652      (3,465)      79,308

3.  SUBSEQUENT EVENTS

    On October 19, 1999, the Company executed a definitive agreement pursuant to which COLA Acquisitions, Inc. ("COLA"), a company newly formed by three TransFinancial directors, will acquire all of the Company stock not owned by such directors for $6.03 in cash. The acquisition will be effected by a merger of COLA into TransFinancial, and the conversion of TransFinancial shares into cash.

    Consummation of the Merger is subject to several conditions, including completion of COLA's financing and approval of the transaction by the holders of a majority of the outstanding Company shares.

4.  ACQUISITION OF PREMIUM FINANCE SUBSIDIARY

   On May 29, 1998, TransFinancial Holdings, Inc. ("TransFinancial" or "the Company") through Universal Premium Acceptance Corporation ("UPAC"), its insurance premium finance subsidiary, completed the acquisition of all of the issued and outstanding stock of Oxford Premium Finance, Inc. ("Oxford") for approximately $4.2 million. Oxford offered short-term collateralized financing of commercial insurance premiums through approved insurance agencies in 17 states throughout the United States. At May 29, 1998, Oxford had outstanding net finance receivables of approximately $22.5 million. This transaction was accounted for as a purchase. UPAC sold an additional $4.2 million of its receivables under its receivable securitization agreement to obtain funds to consummate the purchase. Concurrently with the closing of the acquisition, UPAC amended its receivables securitization agreement to increase the maximum allowable amount of receivables to be sold under the agreement and to permit the sale of Oxford's receivables under the agreement. Effective on May 29, 1998, Oxford sold approximately $19 million of its receivables under the securitization agreement using the proceeds to repay the balance outstanding under its prior financing arrangement. The terms of the acquisition and the purchase price resulted from negotiations between UPAC and Oxford Bank & Trust Company, the former sole shareholder of Oxford. In connection with the purchase of Oxford, TransFinancial recorded goodwill of $1.9 million which will be amortized on the straight-line basis over 15 years.

  The operating results of Oxford are included in the consolidated operating results of TransFinancial after May 29, 1998. The pro forma consolidated results of operations of TransFinancial for the nine months ended September 30, 1998, assuming the acquisition occurred as of the beginning of the period, were operating revenues of $114.1 million, net loss of $2.1 million and basic and diluted loss per share of $(0.37). The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the period, or of results which may occur in the future.

5.    FINANCING AGREEMENTS

SECURITIZATION OF RECEIVABLES


  TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) have entered into a securitization agreement with a financial institution whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. Effective October 8, 1999, the securitization agreement was amended to decrease the maximum allowable amount of receivables to be sold under the agreement to $70.0 million and to change the expiration date of the agreement from December 30, 2001 to January 15, 2000. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $63.1 million and $64.8 million at September 30, 1999 and 1998. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.

  The terms of the agreement require UPAC to maintain a minimum book net worth of $20.0 million and contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $35 million and a minimum ratio of consolidated EBITDA to interest and securitization fees of 1.5 to 1.0. The Company was in compliance with all such provisions at September 30, 1999. The terms of the securitization agreement also require that UPAC maintain a default reserve at specified levels that serves as additional collateral. At September 30, 1999, approximately $7.3 million of owned finance receivables served as collateral under the default reserve provision.


SECURED LOAN AGREEMENTS


  In January 1998, Crouse Cartage Company entered into a three-year secured loan agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line"). The following table summarizes activity under the Working Capital Line in the third quarter and nine months ended September 30, 1999 and 1998 (in thousands, except percentages):

                                         Third Quarter         Nine Months

                                         1999    1998        1999     1998

  Balance outstanding at end of period  $2,272  $  --       $2,272    $   --
  Average amount outstanding..........  $1,703  $  --       $  915    $  773
  Maximum month end balance outstanding $2,272  $  --       $2,414    $2,752
  Interest rate at end of period......   8.00%   8.25%       8.00%    8.25%
  Weighted average interest rate......   7.82%   8.50%       7.78%    8.50%
  In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank which enabled the Company to borrow $10.0 million (the "Loan"), secured by freight accounts receivable and a second lien on revenue equipment. In March 1999, the Loan was amended and restated to increase the borrowing to $15.0 million. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 8.00% at September 30, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000, when the balance outstanding becomes due.

  The terms of the Loan require the Company to maintain a minimum tangible net worth of $35 million, a ratio of current assets to current liabilities of 1.25 to 1.00, a ratio of total liabilities to tangible net worth of 1.0 to 1.0, and contain restrictions on the payment of dividends without prior consent of the Lender. The Company was in compliance with all such provisions at September 30, 1999, except for the current ratio covenant and certain other covenants. The Company received a waiver from the bank of these covenant violations. The proceeds of the Loan were used to repurchase shares of the Company's common stock.

6.  STOCK REPURCHASE

  In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through September 30, 1999, a total of 683,241 shares had been repurchased at a cost of approximately $2.6 million.



Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations

                            RESULTS OF OPERATIONS

Third quarter ended September 30, 1999 compared to the third quarter ended

September 30, 1998 and nine months ended September  30, 1999 compared to the nine months ended September 30, 1998.


  TransFinancial operates primarily in three segments; transportation, through its subsidiary, Crouse Cartage Company and its affiliates ("Crouse"); financial services, through its subsidiary, UPAC; and industrial technology, through its subsidiary, Presis.


TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                  Qtr. 3 1999 Nine Months 1999
                                                        vs.          vs.
                                                  Qtr. 3 1998 Nine Months 1998

Increase (decrease) from:
  Increase (decrease) in LTL tonnage.............     (1,333)         2,443
  Increase  in LTL revenue per hundredweight.....      1,031          2,401
  Increase (decrease) in truckload revenues......       (275)          (326)

      Net increase (decrease)....................       (577)         4,518



   Less-than-truckload ("LTL") revenues declined 0.9% from $33.3 million for the third quarter of 1998 to $33.0 million for the third quarter of 1999. The principal cause of the decline was a 4.0% decrease in LTL tons hauled, which management believes is largely due to a perception of uncertainty about Crouse's future resulting from the one day work stoppage in May 1999 by union personnel at a key terminal and the announcements relating to the proposed management buyout of the Company. The Company's management believes the completion of the proposed management buyout will provide the continuity and stability necessary to regain the lost business. The decline in revenue from reduced tons was offset in part by a 3.1% improvement in LTL revenue yield resulting from the Crouse's focus on yield improvement, general rate increases in November 1998 and September 1999 and fuel surcharges imposed in August 1999 to recover the cost of increased diesel fuel prices.

   LTL revenues rose 5.1% from $95.7 million for the first nine months of 1998 to $100.6 million for the same period of 1999. A 2.6% overall increase in tons hauled and a 2.5% improvement in revenue yield combined to provide the revenue growth, particularly in the first six months of 1999.

   Truckload operating revenues fell 6.3% from $4.3 million for the third quarter of 1998 to $4.1 million for the third quarter of 1999 and 2.6% from $12.7 million for the first nine months of 1998 to $12.4 million for the same period in 1999. The decline in truckload revenues for both periods was the result of the factors discussed above as well as the temporary closing of a meat processing plant operated by one of Crouse's customers.



Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                                        Percent of Operating Revenue

                                                                  Third Quarter               Nine Months

                                                                 1999        1998         1999           1998

Salaries, wages and employee benefits....................        61.0%        58.5%        60.0%        58.3%
Operating supplies and expenses..........................        14.3%        13.3%        13.1%        12.6%
Operating taxes and licenses.............................         3.3%         2.6%         2.8%         2.6%
Insurance and claims.....................................         4.3%         3.3%         2.9%         2.4%
Depreciation.............................................         2.9%         2.8%         2.8%         2.8%
Purchased transportation and rents.......................        18.3%        21.6%        20.9%        20.7%


    Total operating expenses.............................       104.1%       102.1%       101.6%        99.4%




   Crouse's operating expenses as a percentage of operating revenue, or operating ratio, increased in each of the third quarter and the first nine months of 1999, in relation to the comparable periods of 1998. The deterioration in operating ratio occurred principally in three cost categories: salaries, wages and employee benefits; operating supplies and expenses; and insurance and claims. The above increases were in part offset by decreases in purchased transportation and rents.

   Salaries, wages and employee benefits increased 2.6% from $22.1 million for the third quarter of 1998 to $22.6 million for the third quarter of 1999, and 7.2% from $63.2 million for the nine months of 1998 to $67.7 million for the same period of 1999. The increase in the third quarter of 1999 was principally the result of a scheduled increase in union wages and benefits effective April 1, 1999, pursuant to the Crouse's collective bargaining agreement. Additionally, in the third quarter of 1999 Crouse increased its utilization of Company drivers and tractors to provide transportation of freight between terminals ("linehaul transportation") and decreased its utilization of owner-operator leased equipment. The increase in salaries, wages and employee benefits for the first nine months of 1999 was the result of the increase in business volumes discussed above, the scheduled increase in union wages and benefits and certain retroactive wage increases paid in connection with the resolution of certain local union contracts.

   Operating supplies and expenses increased 5.8% from $5.0 million for the third quarter of 1998 to $5.3 million for the third quarter of 1999, and 8.5% from $13.7 million for the first nine months of 1998 to $14.8 million for the comparable period of 1999. The increase in the third quarter was primarily the result of increases in diesel fuel prices, as well as the cost of relocating certain personnel affected by changes in the Crouse's operations. The increase for the first nine months of 1999 was result the increased business volumes discussed previously in addition to the factors discussed above for the third quarter.

   Insurance and claims expenses rose from 3.3% to 4.3% of operating revenue for the third quarter of 1998 and 1999, respectively, and from 2.4% to 2.9% of operating revenue for the respective nine month periods of 1998 and 1999. The increases in insurance and claims expenses were primarily the result of adverse developments in the 1999 periods with respect to prior period claims.

   Purchased transportation and rent, decreased 15.6% from $8.1 million for the third quarter of 1998 to $6.9 million for the third quarter of 1999 as Crouse decreased its utilization of owner-operator leased equipment for linehaul transportation as discussed above.

   The Company's transportation net loss for the third quarter of 1999 was $886,000 as compared to a net loss of $484,000 for the third quarter of 1998, as a result of the decrease in operating revenues and increases in operating expenses discussed above. The net loss for the first nine months of 1999 was $1,131,000 as compared to net income of $336,000 for the same period of 1998, as a result of increases in operating expenses discussed above.


FINANCIAL SERVICES


   For the third quarter of 1999, UPAC reported operating income of $333,000 on net financial services revenue of $2.2 million, as compared to an operating loss of $886,000 on net revenue of $1.9 million for the comparable period of 1998. For the first nine months of 1999, UPAC reported operating income of $1,113,000 on net revenue of $6.4 million, as compared to an operating loss of $826,000 on net revenue of $5.1 million. The increases in net financial services revenue and operating income in the periods of 1999 were the result of increased average total receivables outstanding, offset in part by lower average yields on finance contracts. The growth in average total receivables was due to the acquisition of Oxford Premium Finance, Inc. on May 29, 1998 and the addition of marketing representatives in other key markets since the beginning of 1998. A decrease in consulting fees in the third quarter and nine months of 1999 resulting from the expiration, effective December 31, 1998, of a consulting agreement with the former owner of UPAC, also contributed to the increases in operating income. Increased provisions for credit losses in the first nine months of 1999 partially offset the improvement in revenue in the period. Operating expenses for the third quarter and nine months of 1998 include $333,000 of additional depreciation related to the change in estimated useful life for certain purchased software.

   UPAC reported net income of $181,000 for the third quarter of 1999, as compared to a net loss of $535,000 for the third quarter of 1998, as a result of increased revenues and decreased operating expenses as discussed above. UPAC's net income for the first nine months of 1999 was $606,000 as compared to a net loss of $491,000 for the comparable period of 1998, as a result of the factors discussed above.

INDUSTRIAL TECHNOLOGY


   In the third quarter and nine months of 1999, Presis incurred operating expenses of $33,000 and $127,000, primarily in salaries, wages and employee benefits, as compared to operating expenses of $926,000 and $1,388,000 for the third quarter and nine months of 1998. Since the fourth quarter of 1998, Presis has limited expenditures to essential activities related to continued research and testing of its technology. The operating expenses in the periods of 1998 include charges of $244,000 relating to certain management and consulting contracts and $525,000 resulting from the adjustment of certain equipment and intangibles to estimated fair value.

   Presis' losses, net of tax effects, were $20,000 and $78,000 for the third quarter and nine months of 1999, as compared to $557,000 and $837,000 for the comparable periods of 1998.
OTHER


   Included in general corporate expenses of the third quarter and nine months of 1999 are approximately $191,000 of legal, accounting and financial advisor fees incurred in the evaluation of the proposal by certain members of management to acquire all of the outstanding shares of the Company.

   In connection with a failed takeover attempt in the third quarter of 1998, the Company incurred $500,000 in transaction costs and expenses that are included in general corporate expenses. Additionally, general corporate charges of $700,000 were recorded in the third quarter of 1998, principally to reflect certain excess costs incurred to remove contaminated soil from a site formerly owned by the Company. A lawsuit has been filed against the environmental engineering firm that performed the initial cleanup to recover such excess costs. The Company has not recorded the benefit of potential recovery pursuant to this lawsuit and none can be assured.

  As a result of the Company's use of funds for the stock repurchases, interest earnings on invested funds were substantially lower in the third quarter and nine months of 1999 than in the same periods of 1998. Interest expense increased in the periods of 1999 due to borrowings on long-term debt incurred to repurchase stock and increases in interest rates on borrowings in the third quarter of 1999.

  TransFinancial's effective income tax provision (benefit) rates for the third quarter and nine months of 1999 were (37)% and (34)%, as compared to (36)% and
(31)% for the comparable periods of 1998. The effective income tax rates for each period were a lower percentage than the statutory rate due to the impact of non-deductible amortization of intangibles and meals and entertainment expenses.

OUTLOOK
  The Company believes the following statements may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, involve risks and uncertainties which are detailed below under the caption "Forward-Looking Statements".

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


FORWARD-LOOKING STATEMENTS


  The Company believes certain statements contained in this Quarterly Report on Form 10-Q which are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-Q. These statements can often be identified by the use in such statements of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," or the negative thereof, or comparable terminology. Certain of such statements contained herein are marked by an asterisk ("*") or otherwise specifically identified herein. In addition, the Company believes certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact may constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those anticipated in such statements. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that relate to such results or actions. Other factors, which are not identified herein, could also have such an effect.

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

  The proposed management buyout of the Company is subject to a number of conditions, including the completion of financing by COLA and approval of the transaction by the holders of a majority of outstanding shares of Common Stock of the Company. There can be no assurance that all of the conditions to the consummation of the transaction will be satisfied.

  With respect to statements in "Financial Condition" regarding the Company's intention to refinance, extend or replace certain financing arrangements, the Company's ability to do so is subject to a number of risks and uncertainties, including, without limitation, the future economic performance of the Company, the ability of the Company to comply with the terms of such financing arrangements, general conditions in the credit markets and the availability of credit to the Company on acceptable terms.

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


                             FINANCIAL CONDITION


  As of September 30, 1999, the Company's net working capital was $5.5 million as compared to $19.0 million as of December 31, 1998. The Company's current ratio was 1.2 and its ratio of total liabilities to tangible net worth was 0.9 as of September 30, 1999, as compared to a current ratio of 2.3 and a ratio of total liabilities to tangible net worth of 0.7 as of December 31, 1998. The decrease in working capital and current ratio was the result of the reclassification of the Company's $15.0 million term loan as current maturities of long-term debt as discussed below. A substantial amount of the Company's cash is generated from operating activities. Cash generated from operating activities decreased in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, due primarily to an increase in freight accounts receivable resulting from decreased productivity as Crouse's relocated its administrative office. The Company expects this administrative issue to be corrected by December 31, 1999.* The Company believes that cash generated from operating activities, together with funds available under financing agreements discussed below, will be sufficient to meet the Company's short-term and long-term cash requirements.*

  A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under a receivables securitization agreement. The current securitization agreement provides for the sale of a maximum of $70.0 million of eligible receivables. As of September 30, 1999, $63.1 million of such receivables had been securitized. The securitization agreement expires January 15, 2000. The Company intends to negotiate an extension or replacement of this agreement prior to its expiration, although there can be no assurance that the Company will be successful. Failure to extend or replace the current securitization agreement would likely have a material adverse effect on the Company's business, financial condition and results of operations.*

  Crouse has a three-year secured loan agreement with a commercial bank that provides for a $4.5 million working capital line of credit loan, ("Working Capital Line"). Borrowings on the Working Capital Line bear interest at 25 basis points below the bank's prime rate. The interest rate was 8.00% at September 30, 1999. As of September 30, 1999, borrowings of $2,272,000 were outstanding under the Working Capital Line. Crouse's banking arrangements with its primary bank provide for automatic borrowing under the Working Capital Line to cover checks presented in excess of collected funds. On certain occasions the timing of cash disbursements and cash collections results in a net cash overdraft. The outstanding checks representing such overdrafts are generally funded from the next days cash collections, or if not sufficient, from borrowings on the Working Capital Line.

  In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. In March 1998, the Company amended and restated this agreement increasing the borrowings to $15 million. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 8.00% at September 30, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter on $100,000 plus interest through maturity on September 30, 2000. At September 30, 1999 the entire $15 million term loan was classified as current maturities of long-term debt. In the event the management buyout transaction is approved by shareholders and becomes effective, this term loan would be replaced with a new debt agreement including a new principal maturity schedule. If the management buyout transaction is not completed, the Company intends to negotiate a new principal maturity schedule prior to September 30, 2000, although there can be no assurance that Company would be successful. Failure to replace the term loan or negotiate a new principal maturity schedule would likely have a material adverse effect on the Company's business, financial condition and results of operations.*

  In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through September 30, 1999, a total of 683,241 shares had been repurchased at a cost of $2.6 million.



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

TRANSPORTATION IT ASSETS
  With regard to the Transportation IT assets section, the Inventory Phase is completed. The Company has identified its computer applications, programs and hardware and is in the processing of assessing the Year 2000 risk associated with each item. The Company executed the Corrective Action Phase by modifying or upgrading items that were not Year 2000 compliant. This phase was completed in the third quarter of 1999. The Testing Phase was ongoing as corrective actions were completed. The Testing Phase was substantially completed in the third quarter of 1999, although further testing and verification will continue throughout 1999.*

TRANSPORTATION NON-IT ASSETS


  With regard to the Transportation non-IT assets section, the Inventory Phase is completed. The Company identified assets that may contain embedded chip technologies and contacted the related vendors to gain assurance of Year 2000 status on each item. The Company also identified its significant business relationships and contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Corrective Action Phase was substantially completed the third quarter of 1999.* The Testing Phase was ongoing as corrective actions were completed. This phase was substantially completed by the end of third quarter of 1999, although further testing and verification will continue throughout 1999.*

FINANCIAL SERVICES IT AND NON-IT ASSETS


   With regard to the Financial Services IT and non-IT assets section, the Inventory Phase is completed. The Company identified its computer applications, programs and hardware and non-IT assets and assessed the Year 2000 risk associated with each item. The Company also identified its significant business relationships and contacted key vendors, suppliers and customers to attempt to reasonably determine their Year 2000 status. The Company has completed the Corrective Action Phase. The Company's financial services database, operating systems and computer applications have been upgraded or modified to address the Year 2000. The Testing Phase was ongoing as corrections were made and was substantially complete in the fourth quarter of 1998. Certain testing of bank and other interfaces was completed in the first quarter of 1999.

  The Company has been contacting business partners whose Year 2000 non-compliance could adversely affect the Company's operations, employees, or customers. The Company's transportation and financial services businesses are dependent on telecommunication, financial and utility services provided by a number of entities. The Company has received written assurances from substantially all of its material business partners that they will be compliant. The Company has developed contingency plans to address potential Year 2000 scenarios that may arise with significant business partners. The Company believes the most likely worst case scenario would be the failure of a material business partner to be Year 2000 compliant.* Therefore, the Company will continue to work with and monitor the progress of its partners and formulate additional contingency plans when the Company does not believe any business partner will be compliant.*

COSTS


   It is currently estimated that the aggregate cost of the Company's Year 2000 efforts will be approximately $150,000 to $200,000, of which approximately $145,000 has been spent.* These costs are being expensed as they are incurred and are being funded out of operating cash flow. These amounts do not include approximately $25,000 of costs capitalized as the Company replaced certain non-IT assets, in part to address the Year 2000 issue, as part of the Company's normal capital replacement and upgrades. These amounts also do not include any internal costs associated with the development and implementation of contingency plans, which are not expected to be material.*

RISKS

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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings -- The Company and Crouse have been named as defendants in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, Deceased against the Company and Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against the Company and Crouse. The suits allege that the Company and Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The Company believes that it has meritorious defenses to the claims against the Company and is currently investigating the claims against Crouse.

Item 2.   Changes in Securities -- None


Item 3.   Defaults Upon Senior Securities -- None


Item 4.   Submission of Matters to Vote of  Security Holders -- None


Item 5.   Other Information -- None


Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

2*         Agreement and Plan of Merger Between TransFinancial Holdings, Inc.
and COLA Acquisitions, Inc.,dated as of October 19, 1999.

10.1*          Amendment No. 8 to Receivables Purchase Agreement by and among
APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Corporation and BankBoston, N.A., dated October 8, 1999.

10.2*          Supplemental Benefit and Collateral Assignment Split-Dollar
Agreement dated January 18, 1997 by and between the Company and Timothy P.
O'Neil.

10.3*          Employment Agreement dated July 2, 1998 by and between the
Company and Timothy P. O'Neil.

10.4*          Supplemental Benefit Agreement dated September 30, 1995 by and between the Company and David D. Taggart.

10.5*          Employment Agreement dated April 27, 1998 by and among the
Company, Crouse Cartage Company and David D. Taggart.

10.6*          Agreement dated September 30, 1995 by and between the Company and
David D. Taggart.

10.7*          Amended and Restated Employment Agreement dated October 16, 1998 by and among the Company, Universal Premium Acceptance Corporation, Presis, L.L.C. and Kurt W. Huffman.

10.8*          Agreement dated April 30, 1998 by and between the Company and
Mark A. Foltz.

10.9*          Form of Indemnification Agreement between Company and officers.

10.10*         Form of Indemnification Agreement between Company and directors.

27*        Financial Data Schedule.

99.1       Press Release of TransFinancial Holdings, Inc. dated October 19,
1999.
           * Filed herewith.
     (b)     Reports on Form 8-K - None




                              (SIGNATURE)


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TransFinancial Holdings, Inc.

                                                      Registrant


                                          By:     /s/ Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer
                                                 (Principal executive officer)


                                          By:     /s/ Mark A. Foltz

                                                  Mark A. Foltz
                                                  Vice President, Finance and
Secretary
                                                  (Principal financial officer)
Date: October 27, 1999

                                EXHIBIT INDEX

Assigned
Exhibit
Number  Description of Exhibit


2          Agreement and Plan of Merger Between TransFinancial Holdings, Inc.
and COLA Acquisitions, Inc., dated as of October 19, 1999.

10.1 Amendment No. 8 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Corporation and BankBoston, N.A., dated October 8, 1999.

10.2 Supplemental Benefit and Collateral Assignment Split-Dollar Agreement dated January 18, 1997 by and between the Company and Timothy P. O'Neil.

10.3 Employment Agreement dated July 2, 1998 by and between the Company and Timothy P. O'Neil.

10.4 Supplemental Benefit Agreement dated September 30, 1995 by and between the Company and David D. Taggart.

10.5 Employment Agreement dated April 27, 1998 by and among the Company, Crouse Cartage Company and David D. Taggart.

10.6 Agreement dated September 30, 1995 by and between the Company and David D. Taggart.

10.7 Amended and Restated Employment Agreement dated October 16, 1998 by and among the Company, Universal Premium Acceptance Corporation, Presis, L.L.C. and Kurt W. Huffman.

10.8       Agreement dated April 30, 1998 by and between the Company and Mark A.
Foltz.

10.9       Form of Indemnification Agreement between Company and officers.

10.10      Form of Indemnification Agreement between Company and directors.

27         Financial Data Schedule.

99.1       Press Release of TransFinancial Holdings, Inc. dated October 19,
1999.