Form 10-Q/A
period 1999-09-30
TRANSFINANCIAL HOLDINGS INC
filed 1999-12-09
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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


SECURED LOAN AGREEMENTS


  In January 1998, Crouse Cartage Company entered into a three-year secured loan agreement with a commercial bank which provides for a $4.5 million working capital line of credit loan ("Working Capital Line"). The following table summarizes activity under the Working Capital Line in the third quarter and nine months ended September 30, 1999 and 1998 (in thousands, except percentages):

                                         Third Quarter        Nine Months

                                         1999    1998        1999     1998

  Balance outstanding at end of period  $2,272  $  --       $2,272  $    --
  Average amount outstanding..........  $1,703  $  --       $  915  $   773
  Maximum month end balance outstanding $2,272  $  --       $2,414  $ 2,752
  Interest rate at end of period......   8.00%   8.25%       8.00%    8.25%
  Weighted average interest rate......   7.82%   8.50%       7.78%    8.50%
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

7.    CONTINGENCIES AND COMMITMENTS

  The Company and Crouse have been named as defendants in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, Deceased against the Company and Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against the Company and Crouse. The suits allege that the Company and Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The Company believes that it has meritorious defenses to the claims against the Company and is currently investigating the claims against Crouse. Based on the information presently known to the Company, management does not believe these suits will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

  The Company is also party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

  In 1998 and 1999, Crouse entered into a long-term operating lease for new and used tractors and new trailers. Lease terms are five years for tractors and seven years for trailers. Rental expense relating to these leases was $1,246,000 and $14,000 for the nine months ended September 30, 1999 and 1998. Minimum future rentals for operating leases are as follows: remaining three months of 1999 - $475,000; 2000 - $1,899,000; 2001 - $1,899,000; 2002 -
$1,899,000; 2003 - $1,650,000; 2004 - $552,000; and thereafter - $671,000.
Additionally, Crouse has limited contingent rental obligations of $639,000 if the fair market value of such equipment at the end of the lease term is less than certain residual values. Such lease also requires Crouse to maintain tangible net worth of $26.0 million, increasing by $1.0 million per year beginning in 1999. Crouse was in compliance with this covenant at September 30, 1999. As of September 30, 1999, Crouse was committed to acquire certain revenue equipment with a total cost of $2.6 million pursuant to long-term operating leases.*



Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


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

  In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. In March 1998, the Company amended and restated this agreement increasing the borrowings to $15 million. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 8.00% at September 30, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter on $100,000 plus interest through maturity on September 30, 2000. At September 30, 1999 the entire $15 million term loan was classified as current maturities of long-term debt. In the event the management buyout transaction is approved by shareholders and becomes effective, this term loan would be replaced with a new debt agreement including a new principal maturity schedule. If the management buyout transaction is not completed, the Company intends to negotiate a new principal maturity schedule prior to September 30, 2000, although there can be no assurance that Company would be successful. Failure to replace the term loan or negotiate a new principal maturity schedule would likely have a material adverse effect on the Company's business, financial condition and results of operations.*

  In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through September 30, 1999, a total of 683,241 shares had been repurchased at a cost of $2.6 million. The repurchase of these shares was funded from the proceeds of the $5.0 million of additional term loan borrowings described in the preceding paragraph.

  As announced by the Company in a press release dated June 21, 1999, three TransFinancial directors, the Company's Chairman, Vice-Chairman and President, presented a proposal to the Board of Directors of the Company by which they would agree to acquire all of the outstanding stock of the Company for $5.25 per share in cash. The Board of Directors appointed a Special Committee of the independent directors to consider this proposal and other options. The Special Committee engaged the general counsel of the Company as legal counsel and engaged a financial advisor to assist it in evaluating the proposal and other strategic options. On October 19, 1999, the Company executed a definitive agreement pursuant to which COLA Acquisitions, Inc. ("COLA"), a company newly formed by the three TransFinancial directors, will acquire all of the Company stock not owned by such directors for $6.03 in cash. The acquisition will be effected by a merger of COLA into TransFinancial, and the conversion of TransFinancial shares into cash.

  Consummation of the Merger is subject to several conditions, including completion of COLA's financing and approval of the transaction by the holders of a majority of the outstanding Company shares. If the Merger is terminated as a result of certain actions by the Company or the Special Committee, the Company has agreed to pay COLA a termination fee of $500,000 and to reimburse certain of COLA's expenses up to a maximum of $200,000. In such an event, the Company would intend to fund such fees and expenses from cash reserves, existing borrowing agreements and cash flows from operating activities.



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

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings -- The Company and Crouse have been named as defendants in two lawsuits arising out of a motor vehicle accident.  The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, Deceased against the Company and Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against the Company and Crouse. The suits allege that the Company and Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The Company believes that it has meritorious defenses to the claims against the Company and is currently investigating the claims against Crouse. Based on the information presently known to the Company, management does not believe these suits will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*
Item 2.   Changes in Securities -- None


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

10.8*      Agreement dated April 30, 1998 by and between the Company and Mark A.
           Foltz.

10.9*      Form of Indemnification Agreement between Company and officers.

10.10*     Form of Indemnification Agreement between Company and directors.

27*        Financial Data Schedule.

99.1*      Press Release of TransFinancial Holdings, Inc. dated October 19,
           1999.
     * Filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed October 28, 1999.
     (b)     Reports on Form 8-K - None




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

                                                 TransFinancial Holdings, Inc.

                                                      Registrant


                                          By:     /s/ Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                 Chief Executive Officer
                                                 (Principal executive officer)


                                          By:     /s/ Mark A. Foltz

                                                  Mark A. Foltz
                                          Vice President, Finance and Secretary
                                          (Principal financial officer)
Date: December 8, 1999