Form 10-K
period 1999-12-31
TRANSFINANCIAL HOLDINGS INC
filed 2000-07-06
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K



                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 1999

                        Commission File Number - 1-12070

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

TransFinancial Holdings, Inc. Common Stock,           American Stock Exchange
     par value $0.01 per share,
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No X .


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of TransFinancial Holdings, Inc. as of June 16, 2000, was $4,288,000 based on the last sale price on the American Stock Exchange prior to that date.

The number of outstanding shares of the registrant's common stock as of June 16, 2000 was 3,278,291 shares.



                           FORWARD-LOOKING STATEMENTS

     The Company believes certain statements contained in this Annual Report on Form 10-K that are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements can often be identified by the use in such statements of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," or the negative thereof, or comparable terminology. Certain of the forward-looking statements contained herein are marked by an asterisk ("*") or otherwise specifically identified herein. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" for additional information and factors to be considered concerning forward-looking statements.

                                     PART I


ITEM 1.  BUSINESS.

     TransFinancial Holdings, Inc. ("TransFinancial" or the "Company"), is headquartered in Lenexa, Kansas, and is a Delaware holding company formed in April, 1976. TransFinancial operates in three industry segments;
transportation, financial services and industrial technology. Financial information about the Company's operating industry segments is presented in Note 1 of Notes to Consolidated Financial Statements.

                                      TRANSPORTATION

     The Company operates in transportation through its subsidiary, TFH Logistics & Transportation Services, Inc. ("TFH L&T"), which is a holding company for the Company's transportation operating subsidiaries. TFH L&T has two principal subsidiaries, Crouse Cartage Company ("Crouse"), which was acquired in 1991, and Specialized Transport, Inc. ("Specialized"), a newly formed subsidiary. Most of the Company's transportation operations are conducted through Crouse. In 1999, the Company reorganized its transportation operations by transferring its truckload operations from Crouse to Specialized.

     Crouse, headquartered in Lenexa, Kansas, is a regional motor common carrier of general commodities in less-than-truckload ("LTL") quantities in 15 states in the north central and mid-west portion of the United States. Crouse has entered into strategic partnership arrangements with other regional LTL carriers that enables Crouse to offer its customers service in the southeast, and northwest states and Canada. LTL shipments are defined as shipments weighing less than 20,000 pounds.

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

     LTL carriers can improve profitability by increasing lane and terminal density. Increased lane density, by increasing the percentage of trailer capacity filled with freight on scheduled routes or lanes, lowers unit operating costs. Increased terminal density, by increasing the amount of freight handled at a given terminal location, improves utilization of fixed assets.

      LTL shipments must be handled rapidly and carefully in several coordinated stages. Local drivers operating from Crouse's network of 63 service locations pick up shipments from customers. The freight is transported to a terminal, loaded into intercity trailers, carried by linehaul drivers to the terminal which services the delivery area, transferred to trucks or trailers and then delivered to the consignee by local drivers. Much of Crouse's LTL freight is handled and/or transferred through one of three centrally located "break bulk" terminals between the origin and destination service areas. LTL operations require substantial equipment capabilities and an extensive network of terminal facilities. Accordingly, LTL operations, compared to truckload shipments and operations, command higher rates per hundredweight shipped and have tended historically to be less vulnerable to competition from other forms of transportation such as railroads. Crouse's operations typically allow it to provide next day service (delivery on the day after pickup) for much of the LTL freight it handles.

     TFH L&T also offers motor common carrier service for truckload quantities of general and perishable commodities throughout the 48 contiguous United States through its subsidiary, Specialized. TL shipments transported in one movement from origin to destination without requiring handling through terminal or "break bulk" facilities.

     The following table sets forth certain financial and operating data with respect to TFH L&T:

                                                      1999(3)        1998(3)      1997(3)        1996(3)       1995(3)

Revenue (000's)..................................  $     149,125  $    144,592 $    126,062   $   107,502   $    95,152
Operating Income (000's).........................         (6,434)        1,321        3,136         2,915         3,970
Operating Ratio (1)..............................         104.3%         99.1%        97.5%         97.3%         95.8%
Number of Shipments (000's) -
  Less-than-truckload ...........................          1,228         1,166        1,076           952           742
  Truckload       ...............................             23            23           31            27            32
Revenue per Hundredweight -
  Less-than-truckload ...........................    $      8.73  $       8.59  $      9.25   $      8.84   $      9.25
  Truckload       ...............................           1.94          1.93         2.09          2.04          2.30
Tonnage (000's) -
  Less-than-truckload ...........................            757           743          570           503           402
  Truckload       ...............................            437           440          495           461           451
Intercity Miles Operated (000's).................         61,235        60,848       51,952        44,523        39,424
At Year-End, -
  Terminals (2)   ...............................             63            68           66            55            54
  Tractors and trucks ...........................            701           684          631           585           527
  Trailers ......................................          1,631         1,501        1,417         1,194         1,004
  Employees       ...............................          1,440         1,338        1,287         1,113           945


Notes:

(1)  Operating ratio is the percent of operating expenses to operating revenue.
(2)  Includes owned, leased, agent and other operating locations.
(3)  Effective in 1998 the Company prospectively changed its classification of certain shipments, related tonnage and revenues between less-than-truckload and truckload which affects the comparability of this data with 1995 through 1997 information.  See
     "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a more detailed discussion of this change.


                                  SEASONALITY

      TFH L&T's quarterly operating results, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather-related operating conditions. Tonnage levels are generally highest from August through October. A smaller peak also generally occurs in April through June. Inclement weather conditions during the winter months adversely affect the number of freight shipments and increase operating costs.

                              INSURANCE AND SAFETY

      TFH L&T is self-insured for the first $100,000 of losses per occurrence with respect to public liability, property damage, workers' compensation, cargo loss or damage, fire, general liability and other risks. In addition, TFH L&T maintains excess liability coverage for risks over and above the self-insured retention limits. In the opinion of management, all claims pending against TFH L&T are adequately reserved under its self-insurance program, or are fully covered by outside insurance.*

      Because most risks are largely self-insured, TFH L&T's insurance costs are primarily a function of the success of its safety programs and less subject to increases in insurance premiums. TFH L&T conducts a comprehensive safety program to meet its specific needs.

                                  COMPETITION

      The motor carrier industry is highly competitive and fragmented. TFH L&T competes on the basis of both price and service with other regional LTL motor common carriers and, to a lesser degree, with contract and private carriage. Such competition has resulted in a proliferation of discount programs among competing carriers. TFH L&T negotiates rate discounts on an account by account basis, taking into consideration the cost of services relative to the net revenue to be obtained, the competing carriers and the need for freight in specific traffic lanes. For freight moving over greater distances, TFH L&T must compete with national and large inter-regional carriers and, to a lesser extent, with truckload carriers, railroads and overnight delivery companies.

                                   REGULATION

      The interstate operations of TFH L&T are subject to regulation by the Department of Transportation ("DOT") and a panel within the DOT, the Surface Transportation Board ("STB"). Motor carriers are required to register with the DOT. Registration is granted by the DOT upon showing safety, fitness, financial responsibility and willingness to abide by DOT regulations.

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

      TFH L&T is subject to state public utility commissions and similar state regulatory agencies with respect to safety and financial responsibility in its intrastate operations. TFH L&T is also subject to safety regulations of the states in which it operates, as well as regulations governing the weight and dimensions of equipment.

      TFH L&T's operations are also subject to various federal, state and local environmental laws and regulations governing the transportation, storage, presence, use, disposal and handling of hazardous materials and the maintenance of underground fuel storage tanks. Management does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material effect on the Company's financial condition or results of operations.* In the event that the Company should fail to comply with applicable laws and regulations, the Company could be subject to substantial liability.* For a discussion of facilities used by Crouse which maintain underground fuel storage tanks, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

                                   EMPLOYEES

      At December 31, 1999, TFH L&T employed 1,440 persons, of whom 1,068 were drivers, mechanics, dockworkers or terminal office clerks. The remaining employees were engaged in managerial, sales and administrative functions.

      Approximately 75% of its employees, including primarily drivers, dockworkers and mechanics, are represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union") or other local unions. TFH L&T, through its subsidiaries Crouse and Specialized, and the Teamsters Union are parties to the National Master Freight Agreement ("NMFA") which expires on March 31, 2003. TFH L&T achieved ratification in 1998 of new five-year pacts with the International Brotherhood of Teamsters or other local unions covering substantially all of its union employees. In 1999, after a one-day work stoppage at one of its principal terminals, the remaining locals agreed to contracts with terms comparable to the national contract. The new contracts generally provide for all of the terms of the NMFA with a separate addendum for wages. TFH L&T will continue to maintain past work rules, practices and flexibility within its operating structure.
      TFH L&T, as employer signatory to the NMFA, must contribute to certain pension plans established for the benefit of employees belonging to the Teamsters Union. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA, as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group may be jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by TFH L&T from the multiemployer plans). TFH L&T's estimated share of the unfunded benefits for these plans is reported to be approximately $8.5 million as of December 31, 1998, based on the limited information presently available from the plans' administrators.*

      Under provisions of the former NMFA, Crouse maintained a profit sharing program for all employees from 1988 through September 1998 ("Profit Sharing"). Profit Sharing was structured to allow all Crouse employees to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains and losses on the sale of assets) in return for a 15% reduction in wages. The profit sharing program was not extended in the new contract ratified in 1998. The new contract includes a separate wage reduction provision that specifies wage rates below those provided in the NMFA.

                               FINANCIAL SERVICES

      The Company operates in financial services primarily through its subsidiary, Universal Premium Acceptance Corporation ("UPAC") which was acquired on March 29, 1996 and merged operations with Agency Premium Resource, Inc. ("APR") which was acquired May 31, 1995. On May 29, 1998, UPAC acquired Oxford Premium Finance, Inc. ("Oxford") and merged Oxford's operations with UPAC's.
      UPAC, headquartered in Lenexa, Kansas, is engaged in the business of financing the payment of insurance premiums. UPAC offers financing of insurance premiums primarily to commercial purchasers of property and casualty insurance who wish to pay their insurance premiums on an installment basis. Whereas some insurance carriers require advance payment of a full year's premium, UPAC allows the insured to spread the payment of the insurance premium over time.

      UPAC finances insurance premiums without assuming the risk of claims loss borne by insurance carriers. When insureds buy an insurance policy from an independent insurance agency or broker who offers financing through UPAC, the insureds generally pay a down payment of 20% to 25% of the total premium and sign a premium finance agreement for the balance, which is generally payable in installments over the following nine months. Under the terms of UPAC's standard form of financing contract, UPAC is given the power to cancel the insurance policies if there is a default in the payment on the finance contracts and to collect the unearned portion of the premiums from the insurance carrier. The down payments are usually set at a level determined, in the event of cancellation of a policy, such that the unearned premiums returned by insurance carriers are expected to be sufficient to cover the loan balances plus interest and other charges due to UPAC.

      UPAC currently does business with more than 2,700 insurance agencies or brokers, the largest of which referred approximately 6% of the total premiums financed by UPAC in 1999. The following table sets forth certain financial and operating data with respect to UPAC since the entry into this segment by TransFinancial in May 1995:

                                1999       1998      1997       1996      1995

Premiums financed (000's)     $190,582  $160,773  $ 122,981  $120,355   $ 37,852


      UPAC had 50 employees at December 31, 1999.



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

      Changes in the regulation of UPAC's activities, such as increased rate regulation, could have an adverse effect on its operations. The statutes do not provide for automatic adjustments in the rates a premium finance company may charge. Consequently, during periods of high or rising prevailing interest rates on institutional indebtedness and fixed statutory ceilings on rates UPAC may charge its insureds, UPAC's ability to operate profitably could be adversely affected.*

                                  COMPETITION

      UPAC encounters intense competition from numerous other firms, including insurance carriers offering installment payment plans, finance companies affiliated with insurance carriers, independent insurance brokers who offer premium finance services, banks and other lending institutions. Many of UPAC's competitors are larger and have greater financial and other resources and are better known to insurance agencies and brokers than UPAC. In addition, there are few, if any, barriers to entry in the event other firms, particularly insurance carriers and their affiliates, seek to compete in this market.

      The market for premium finance companies is three-tiered. The first tier is that of large, national premium finance companies owned by large insurance companies, banks, or commercial finance companies. This group is composed of a small number of companies that, on a combined basis, finance a substantial portion of the total market. The second tier, which includes UPAC, is composed of smaller regional and national premium finance companies. The third tier is composed of numerous small local premium finance companies.

      Competition to provide premium financing to insureds is based primarily on interest rates, level of service to the agencies and insureds, and flexibility of terms for down payment and number of payments.


                             INDUSTRIAL TECHNOLOGY

      In July 1997, the Company acquired a controlling interest in Presis, L.L.C. ("Presis") and subsequently purchased the minority interests from the former owners in 1998. Presis is a start-up business involved in developing technical advances in dry particle processing. The Company defines dry particle processing as a process of preparing compounds, such as pigments, for incorporation into manufacturing processes in a dry or powder form rather than in liquid or paste form. Presis has working prototypes that it is utilizing for research and testing which will require further engineering before being placed in commercial operation. In the event the process is successfully developed, Presis expects to market its process to companies processing pigments used in the production of inks, paints and coatings by replacing or supplementing current wet milling processes.* The Company does not expect to spend a material amount on research and development in 2000.* The Company does not believe that its business will be materially affected by environmental laws.*

      Competition in the particle processing field is primarily with manufacturers of machinery using various milling processes (including three-roll mills, media mills, air jet mills and hammer mills). Many of the manufacturers of such machinery used in competing processes are more established and have substantially greater resources than Presis.

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

      In 1992 through 1994 TransFinancial received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid cash dividends of $25.0 million, $6.8 million, $8.5 million and $9.2 million to TransFinancial on December 28, 1994, July 5, 1995, July 11, 1996 and April 30, 1998.

      AFS had minimal remaining undistributed net assets as of December 31, 1999.

ITEM 2.  PROPERTIES.

      TransFinancial's, TFH L&T's, UPAC's and Presis' corporate offices are located in approximately 22,000 square feet of a 24,000 square foot office building owned by the Company at 8245 Nieman Road, Lenexa, Kansas 66214. The remainder of the space is leased to third-party tenants.

      In connection with its operations, TFH L&T operates a fleet of tractors and trailers and maintains a network of terminals to support the intercity movement of freight. TFH L&T owns most of its fleet. In 1998 and 1999 it entered into a long-term operating lease for certain tractors and trailers. TFH L&T also leases some equipment from owner-operators to supplement the owned and leased equipment and to provide flexibility in meeting seasonal and cyclical business fluctuations.

      As of December 31, 1999, TFH L&T owned 500 tractors and leased 201 tractors under a long-term operating lease. During 1999, TFH L&T leased 233 tractors and 43 flatbed trailers from owner-operators. On December 31, 1999, it also owned 307 temperature controlled trailers, 1,195 volume vans (including 552 53-foot van trailers), and 29 flatbed trailers. TFH L&T also leased 100 53-foot van trailers and 100 53-foot temperature controlled trailers under long-term operating leases.

      The table below sets forth the number of Crouse operating locations at year-end for the last five years:

                                    1999     1998      1997      1996   1995

      Owned terminals.........       24        28        28       27     26
      Leased terminals........       19        16        14        8      8
      Agency terminals........       20        24        24       20     20
            Total.............       63        68        66       55     54



      The above operating locations include; break bulk facilities in Des Moines, Iowa, Davenport, Iowa and Indianapolis, Indiana; and terminals in Crouse's principal markets, Chicago, Illinois, Milwaukee, Wisconsin, Minneapolis, Minnesota, Kansas City, Missouri, Omaha, Nebraska, St. Louis, Missouri, Cleveland, Ohio, Cincinnati, Ohio and Columbus, Ohio.

ITEM 3.  LEGAL PROCEEDINGS.

      TransFinancial's subsidiaries are parties to routine litigation primarily involving claims for personal injury and property damage incurred in the transportation of freight. TransFinancial and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.*

      Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, Deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The claims against Crouse are currently under investigation. Based on the information presently known to the Company, management does not believe these suits will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the fourth quarter of 1999.


      Pursuant to General Instruction G, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is incorporated herein by reference from Item 10.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(A)   MARKET INFORMATION.
      TransFinancial's Common Stock is traded on the American Stock Exchange under the symbol TFH. The following table shows the sales price information for each quarterly period of 1999 and 1998.

      1999                                    High         Low


      Fourth Quarter....................... $ 5 1/2        $  4
      Third Quarter........................   6 1/2           3  3/4
      Second Quarter.......................   5 1/8           3  1/4
      First Quarter........................   4 7/8           2  3/4

      1998                                    High          Low


      Fourth Quarter....................... $ 6 1/2        $  4  1/8
      Third Quarter........................   9 1/2           5  13/16
      Second Quarter.......................   9 5/8           8  7/8
      First Quarter........................  10 1/2           8  7/8


(B)   HOLDERS.
                                                     Number of
                                                Holders of Record
      Title of Class                          at December 31, 1999


      Common Stock, par value $0.01 per share            1,168

(C)   DIVIDENDS.

      No cash dividends were paid during 1999 or 1998 on TransFinancial's Common Stock. TransFinancial currently intends to retain any earnings and does not anticipate paying cash dividends on its Common Stock in the near future.* TransFinancial's future policy with respect to the payment of cash dividends will depend on several factors including, among others, acquisitions, earnings, capital requirements, financial condition and operating results. See Note 4 of Notes to Consolidated Financial Statements for a discussion of restrictions on the ability of TransFinancial's subsidiaries to pay dividends to TransFinancial and the ability of TransFinancial to pay cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA.

                                                       1999           1998             1997           1996          1995

                                                            (In Thousands, Except Per Share Data)
Operating Revenue...........................       $   157,567    $    151,701    $    133,223   $   113,693    $    96,847


Income (Loss) from Continuing
     Operations.............................       $    (8,084)   $     (2,027)   $      1,100   $       852    $     2,810


Income from Discontinued
     Operations.............................       $        --    $         --    $         --   $        --    $     3,576




Net Income (Loss)...........................       $    (8,084)   $     (2,027)   $      1,100   $       852    $     6,386


Basic Earnings (Loss) per Share -
     Continuing Operations..................       $    (2.37)    $      (0.39)   $       0.18   $      0.13    $      0.38
     Discontinued Operations................                --              --              --            --           0.48

     Total..................................       $    (2.37)    $      (0.39)   $       0.18   $      0.13    $      0.86


Diluted Earnings (Loss) per Share -
     Continuing Operations..................       $    (2.37)    $      (0.39)   $       0.18    $     0.12    $      0.37
     Discontinued Operations................                --              --              --            --           0.48

     Total..................................       $    (2.37)    $      (0.39)   $       0.18    $     0.12    $      0.85


Total Assets................................       $    76,893    $     78,462    $     89,755    $   86,812    $    88,426


Current Maturities
      of Long-Term Debt.....................       $    14,800    $        300    $         --    $       --    $        --


Long-Term Debt..............................       $        --    $      9,700    $         --    $       --    $        --


Cash Dividends per
     Common Share...........................       $        --    $         --    $         --    $       --    $        --






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS

      TransFinancial operates in three distinct industries; transportation, insurance premium finance, and industrial technology.

Transportation


      OPERATING REVENUE - The changes in transportation operating revenue are summarized in the following table (in thousands):

                                                        1999         1998
                                                        vs.          vs.
                                                        1998         1997

  Increase (decrease) from:
    Increases in LTL tonnage..................       $  2,447       $12,615
    Increase in LTL revenue
      per hundredweight.......................          2,100           892
    Increase (decrease) in truckload revenues.            (14)        5,023

      Net increase............................       $  4,533       $18,530



      Effective in 1999, TFH L&T changed its classification of less-than-truckload ("LTL") and truckload ("TL") shipments to conform with the prevailing industry classification. Effective in 1999 all shipments of less than 20,000 pounds were classified as LTL while those greater than 20,000 pounds were classified as TL. In prior years the classification was based on shipments under or over 10,000 pounds. In the preceding comparison of 1999 versus 1998 operating revenue 1998 operating revenues have been reclassified based on the 20,000 pound limit which resulted in an increase in LTL revenues of $8.7 million and a decrease in TL revenues of the same amount. The comparison of 1998 versus 1997 revenues was based on the 10,000 pound limit as TFH L&T was unable to restate the 1997 data due to a replacement of its management information system effective January 1, 1998.

      1999 vs. 1998


      LTL operating revenues (on shipments less than 20,000 pounds) rose 3.6% from $127.6 million in 1998 to $132.1 million in 1999. The increase in LTL revenues was the result of a 1.9% increase in LTL tonnage, principally in the first half of 1999, and a 1.7% increase in revenue per hundredweight. The increase in LTL tons was achieved from increased freight volumes with existing and new customers primarily in the markets that TFH L&T expanded into in 1998 and 1997. Revenue per hundredweight rose in 1999 compared to 1998 as a result of several factors including general rate increases in November 1998 and September 1999, increased focus on yield improvement and fuel surcharges implemented beginning in August 1999 to recover a portion of the cost of increased diesel fuel prices.

      TL operating revenues (on shipments of greater than 20,000 pounds) fell slightly from $16,988,000 in 1998 to $16,974,000 in 1999 on a 0.3% improvement in revenue yield and a 0.4% decline in TL shipments.

      1998 vs. 1997


      LTL operating revenues (on shipments less than 10,000 pounds) rose 12.8% from $105.4 million in 1997 to $118.9 in 1998. LTL tonnage rose 12.0% in 1998, as compared to 1997. The substantial increase in LTL tonnage in 1998 was due to increased freight volumes with existing and new customers resulting primarily from expansion of TFH L&T's markets. TFH L&T's LTL revenue yield rose 0.9% in 1998 as compared to 1997. The effects of a softening agricultural economy, a slowing in the growth of LTL tons and an increase in competitive pressures on freight rates, were substantially offset by additional, high yield freight handled as a result of Crouse's partnership with a southeastern regional carrier which was initiated in the third quarter of 1998.

      Truckload operating revenues (on shipments of greater than 10,000 pounds) rose 24.3% from $20.7 million in 1997 to $25.7 million in 1998, primarily as a result of a 26.3% increase in the number of shipments hauled. Truckload revenues and tons benefited principally from strong volumes in TFH L&T's refrigerated division as the volume of meat hauled continued to be strong. Revenue per shipment declined 2.0% in 1998 compared to 1997 as a result of decreases in average weight per shipment.


    OPERATING EXPENSES - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                    Percent of
                                                Operating Revenue

                                                1999   1998    1997

  Salaries, wages & employee benefits.....      61.2%  58.0%   56.8%
  Operating supplies and expenses.........      13.8   12.4    12.5
  Operating taxes and licenses............       3.1    2.6     2.6
  Insurance and claims....................       3.2    2.2     2.3
  Depreciation and amortization...........       2.8    2.8     3.1
  Purchased transportation and other......      20.2   21.2    20.2

     Total operating expenses.............     104.3%  99.1%   97.5%


      1999 vs. 1998


      TFH L&T's operating expenses as a percentage of operating revenue, or operating ratio, increased in 1999 in relation to 1998. The deterioration in operating ratio occurred principally in three cost categories; salaries, wages and employee benefits; operating supplies and expenses; and insurance and claims. The above increases in operating expenses as a percentage of operating revenue were offset in part by a decrease in purchased transportation and other as a percentage of revenue.

      Salaries, wages and employee benefits increased 8.8% from $83.7 million for 1998 to $91.2 million for 1999. The increase in 1999 was principally the result of the increase in business volumes discussed above, a scheduled increase in union wages and benefits effective April 1, 1999 pursuant to Crouse's collective bargaining agreement, an increase in its utilization of Company drivers and tractors to provide transportation of freight between terminals ("linehaul transportation") and decrease in its utilization of owner-operator leased equipment, certain retroactive wage increases paid in connection with the resolution of certain local union contracts, and certain duplicate administrative staffing in connection with TFH L&T's relocation of its administrative offices. Additionally, the Company experienced a decline in productive labor performance. Management believes that the decline was the result of difficult labor relationships, diversion of management attention to, and the uncertainty created by, the proposed management buyout of the Company and the changes in the Company's operations during 1999.*

      Operating supplies and expenses increased 15.1% from $17.9 million for 1998 to $20.6 million for 1999. The increase in 1999 was primarily the result of increases in diesel fuel prices, the cost of relocating certain personnel affected by changes in the Crouse's operations, and the increased business volumes discussed previously.

      Insurance and claims expenses rose from 2.2% to 3.2% of operating revenue for 1998 and 1999, respectively. The increase in insurance and claims expenses were primarily the result of increased estimates of claims costs due to adverse developments in 1999 with respect to current and prior period claims.

      Purchased transportation and other decreased 1.7% from $30.6 million for 1998 to $30.1 million for 1999, in spite of increased business volumes, as Crouse decreased its utilization of owner-operator leased equipment for linehaul transportation as discussed above.

      TFH L&T's net loss for 1999 was $3.8 million, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to net income of $681,000 for 1998, due to increases in operating expenses discussed above, as well as increased interest expenses on higher average borrowings on Crouse's working capital line of credit in 1999.

      1998 vs. 1997


      TFH L&T's operating ratio increased in 1998 in relation to 1997. The deterioration in operating ratio occurred principally in two cost categories: salaries, wages and employee benefits and purchased transportation and rents.

      Salaries, wages and employee benefits increased 17.1% from $71.6 million for 1997 to $83.7 million for 1998. The increase in 1998 was principally the result of the increase in business volumes discussed above, as well as increased union wages and benefits rates effective in October 1998. The Company also believes that its labor productivity and operating efficiency were adversely impacted during 1998 by employee and management attention to issues relating to the union negotiations and attempted hostile takeover and possible liquidation of the Company. The addition of data processing personnel to administer TFH L&T's new management information system implemented in 1998 also contributed to the increase in salaries, wages and employee benefits.

      Purchased transportation and rent increased 20.5% from $25.4 million for the 1997 to $30.6 million for 1998 primarily as a result of increased business volumes, particularly in TFH L&T's truckload operation which utilizes leased tractors provided by owner-operators.

      TFH L&T's net income for 1998 was $681,000 as compared to $1,792,000 for 1997, as a result of the increases in operating expenses relative to operating revenues discussed above.

Financial Services


      1999 vs. 1998


      For 1999, UPAC reported operating income of $1,341,000 on net financial services revenue of $8.3 million, as compared to an operating loss of $653,000 on net revenue of $7.0 million for 1998. The increase in net financial services revenue and operating income in 1999 were the result of increased average total receivables financed, offset in part by lower average yields on finance contracts. The growth in average total receivables was due primarily to the acquisition of Oxford Premium Finance, Inc. on May 29, 1998 and the addition of marketing representatives since the beginning of 1998. Operating expenses declined 8.4% from $7.6 million in 1998 to $7.0 million in 1999, due to lower salaries, wages and employee benefits resulting from reduced employee headcount and the inclusion in 1998 of certain charges relative to management contract adjustments and a decrease in consulting fees in 1999 resulting from the expiration, effective December 31, 1998, of a consulting agreement with the former owner of UPAC. Increased provisions for credit losses in 1999 partially offset the other reductions in operating expenses in the period. Additionally, operating expenses for 1998 include $333,000 of additional depreciation related to the change in estimated useful life for certain purchased software.

      UPAC reported net income of $682,000 for 1999, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net loss of $535,000 for 1998, as a result of increased revenues and decreased operating expenses as discussed above.

      1998 vs. 1997


      For 1998, UPAC reported an operating loss of $653,000 on net financial services revenue of $7.0 million, as compared to operating income of $396,000 on net revenue of $7.0 million for 1997. Operating expenses rose 15.0% from $6.6 million for 1997 to $7.6 million for 1998, primarily as a result of additional personnel related to the acquisition and integration of Oxford and the charges relative to certain management contracts. Operating expenses for 1998 also included $333,000 of additional depreciation related to the change in estimated useful life for certain purchased software (See Note 1 of Notes to Consolidated Financial Statements).

      UPAC reported a net loss of $535,000 for 1998, as compared to net income of $133,000 for 1997, as a result of increased revenues and decreased operating expenses as discussed above.


Industrial Technology


      In 1999, Presis incurred operating expenses of $212,000 as compared to operating expenses of $1,469,000 in 1998 and $295,000 during the partial year of 1997. The decrease in operating expenses in 1999 from 1998 is due to the limitation of expenditures in 1999 to essential activities related to continued development and testing of its technology and the inclusion in 1998 of charges of $244,000 relating to certain management and consulting contracts and $525,000 resulting from the adjustment of the carrying value of certain equipment and intangibles to fair value (See Note 1 of Notes to Consolidated Financial Statements). The increase in operating expenses in 1998 from 1997 was due to the inclusion of the charges discussed above and the inclusion of Presis' operating expenses only from the date of its acquisition on July 31, 1997.


Other


      Included in general corporate expenses of 1999 are approximately $380,000 of legal, accounting and financial advisor fees incurred in the evaluation of a now terminated proposal by certain members of management to acquire all of the outstanding shares of the Company.

      In connection with a failed takeover attempt in 1998, the Company incurred $500,000 in transaction costs and expenses that are included in general corporate expenses. Additionally, general corporate charges of $700,000 were recorded in 1998, principally to reflect certain excess costs incurred to remove contaminated soil from a site formerly owned by the Company. A lawsuit has been filed against the environmental engineering firm that performed the initial cleanup to recover such excess costs. The Company has not recorded the benefit of potential recovery pursuant to this lawsuit and none can be assured.

      As a result of the Company's use of funds for the stock repurchases in 1999 and 1998, interest earnings on invested funds were substantially lower in 1999 than in 1998 and 1998 as compared to 1997. Interest expense increased substantially in 1999 due to borrowings on long-term debt incurred to repurchase stock and fund operations and increases in interest rates on borrowings in 1999 and 1998 (See Note 4 of Notes to Consolidated Financial Statements).

      TransFinancial's effective income tax provision (benefit) rates for 1999, 1998 and 1997 were 6%, (29%) and 58%. In 1999, the Company's income tax provision was $433,000 on a pre-tax loss of $7.7 million, primarily as a result of a $3,197,000 valuation allowance. The effective income tax rate in 1998 was lower than in 1997 due to the impact of non-deductible amortization of intangibles and meals and entertainment expenses, which reduce the tax benefit of pre-tax losses in 1998, as compared to the impact of these items on pre-tax income in 1997. Also, in 1997 the Company provided additional income tax reserves for tax adjustments resulting from an examination of the Company's income tax returns. This examination was concluded in 1998 with no additional tax provision required.



Forward-Looking Statements


      The Company believes certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-K. In addition, the Company believes certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact may constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those anticipated in such statements. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that relate to such results or actions. Other factors, which are not identified herein, could also have such an effect.

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

      With respect to statements in Item 3 regarding the outcome of claims and litigation, such statements are subject to a number of risks and uncertainties, including without limitation the difficulty of predicting the results of the discovery process and the final resolution of ongoing claims and litigation.

      With respect to statements in this Report which relate to the current intentions of the Company and its subsidiaries or of management of the Company and its subsidiaries, such statements are subject to change by management at any time without notice.

      With respect to statements in "Financial Condition" regarding the adequacy of the Company's capital resources, such statements are subject to a number of risks and uncertainties including, without limitation: the ability of management to effect operational changes to improve the future economic performance of the Company (which is dependent in part upon the factors described above); the ability of management to close on a new credit facility, the ability of the Company and its subsidiaries to comply with the covenants contained in the financing agreements; future acquisitions of other businesses not currently anticipated by management of the Company; and other material expenditures not currently anticipated by management.

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

      With respect to statements in "Financial Condition" regarding the adequacy of the allowances for credit losses, such statements are subject to a number of risks and uncertainties including, without limitation: greater than expected defaults by customers, fraud by insurance agencies and general economic conditions.

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


                              FINANCIAL CONDITION

      As of December 31, 1999, the Company's net working capital deficit was $2.2 million as compared to working capital of $19.0 million as of December 31, 1998. The Company's current ratio was 0.9 and its ratio of total liabilities to tangible net worth was 1.2 as of December 31, 1999, as compared to a current ratio of 2.3 and a ratio of total liabilities to tangible net worth of 0.7 as of December 31, 1998. The decrease in working capital and current ratio was the result of the operating losses in the Company's transportation group in 1999, as well as the classification of the Company's $14.8 million secured loan as Current Maturities of Long-Term Debt in the accompanying Consolidated Balance Sheets as of December 31, 1999. Cash generated from operating activities decreased in 1999 as compared to 1998, due primarily to continuing operating losses in the Company's transportation operations and an increase in freight accounts receivable resulting from decreased productivity as TFH L&T relocated its administrative offices. Cash generated from operating activities increased in 1998 from 1997, due primarily to the collection of a temporary increase in freight accounts receivable in late 1997 resulting from a lag in billing and collections during the transition to its new computer system.

     The Company has experienced operating losses in 1999 and 1998 and significantly reduced cash flows from operating activities in 1999. In addition, the Company has violated certain covenants in its financing agreements. The report of the Company's Independent Accountants contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is ultimately dependent on its ability to refinance its outstanding debt with new lenders and make changes in its operations to allow it to operate profitably and sustain positive operating cash flows. Effective May 26, 2000, UPAC entered into a new receivable securitization agreement (See Note 4 of Notes to Consolidated Financial Statements). Management is in the process of negotiating a new $30 million credit facility for TFH L&T that, if closed, would enable it to repay its working capital line of credit and term loan and provide additional liquidity. The Company has also effected changes in its operations intended to bring operating expenses in line with operating revenue levels and to increase the levels of revenues.

     Management believes that it will be successful in closing on the new credit facility and that the operational changes should result in improved operating results.* However, there can be no assurance that the new credit facility will be successfully closed or that the operational changes will result in improved financial performance.

      Investing Activities - The continuing winddown of its discontinued operation, AFS, has been a source of cash to the Company's operation as AFS distributed $6.3 million in cash dividends in 1998. AFS had minimal remaining undistributed net assets as of December 31, 1999. The principal use of cash has been the acquisitions of Oxford for approximately $4.2 million in 1998. In addition, TFH L&T expended $5.2 million, $8.8 million and $13.1 million in 1999, 1998 and 1997, to replace and expand its fleet of tractors and trailers and to acquire and expand terminals.

      A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under receivables securitization agreements. The securitization agreement provided for the sale of a maximum of $70 million of eligible receivables. As of December 31, 1999, $63.9 million of such receivables had been securitized (See Note 4 of Notes to Consolidated Financial Statements). The Company was not in compliance with certain consolidated financial covenants as of December 31, 1999.
      Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. The Company, UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be financed under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. Receivables transferred prior to the amendment were accounted for as sold, removed from the balance sheet and a gain on sale was recognized as of the date of transfer. As a result of certain call provisions in the amended agreement, the receivables transferred under the amended agreement will not be reflected as sold in future balance sheets. The funds advanced will be accounted for as secured borrowings and earnings on receivables financed will be recognized on an interest earned basis over the term of the finance contracts. This change will have no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition will however be changed. The effect of this change on operating results in 2000 could be material.*

      Financing Activities - Crouse has a three-year secured loan agreement with a commercial bank that provides for a $4.5 million working capital line of credit loan, ("Working Capital Line"). Borrowings on the Working Capital Line bear interest at 25 basis points below the bank's prime rate. The interest rate was 8.25% at December 31, 1999. As of December 31, 1999, borrowings of $3,659,000 were outstanding under the Working Capital Line. Crouse's banking arrangements with its primary bank provide for automatic borrowing under the Working Capital Line to cover checks presented in excess of collected funds.
On certain occasions the timing of cash disbursements and cash collections results in a net cash overdraft. The outstanding checks representing such overdrafts are generally funded from the next days cash collections, or if not sufficient, from borrowings on the Working Capital Line.
      In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. In March 1999, the Company amended and restated this agreement increasing the borrowings to $15 million. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 8.25% at December 31, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000.

      The Company and Crouse were not in compliance with certain financial covenants, minimum tangible net worth and ratio of total liability to equity, required by the Working Capital Line and the Loan as of December 31, 1999. Management is in the process of negotiating a new $30 million credit facility for TFH L&T that, if closed, would enable it to repay its working capital line of credit and term loan and provide additional liquidity.

     During 1997, the Company repurchased 257,099 shares, at a total cost of $2.3 million.

      On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 1, 1997. The result of this transaction was the cancellation of approximately 107,000 shares of common stock held by holders of fewer than 100 shares at the then current market price of $8.89 per share.

      Pursuant to a definitive stock purchase agreement resolving a hostile takeover attempt, the Company repurchased 2,115,422 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share, effective August 14, 1998. The Company paid and expensed $350,000 of legal and other expenses incurred by the Crouse family in connection with the takeover attempt. See Note 5 of Notes to Consolidated Financial Statements. The Company funded the stock repurchase out of available cash and short-term investments, the proceeds from the sale and leaseback of approximately $4.2 million of revenue equipment and the proceeds from a $10.0 million secured loan from one of the Company's existing bank lenders as described above.

      In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. Through December 31, 1999, a total of 683,241 shares had been repurchased at a cost of $2.6 million. The repurchase of these shares was funded from the proceeds of the additional term loan borrowings described above.

      The Company had a working capital deficit at December 31, 1999, and was not in compliance with certain covenants in its financing agreements. In addition the Company has experienced negative cash flows from operating activities in 2000. In order to remedy the working capital deficit and covenant violations, management is in the process of negotiating a new $30 million credit facility for TFH L&T that would enable it to pay off its existing financing arrangements and provide additional liquidity. In addition, the Company has effected changes in its operations intended to bring operating expenses in line with operating revenue levels, and to increase the levels of revenues. Management believes that the new credit facility, if closed, together with the changes in operations should provide sufficient funds to meet the Company's short-term and long-term cash requirements.* If the Company is unable to close on the new credit facility, or is unsuccessful in effecting the operational changes necessary to improve operating results, the Company will experience increased liquidity problems in the future.*

      As announced by the Company in a press release dated June 21, 1999, three TransFinancial directors, the Company's Chairman, Vice-Chairman and President, presented a proposal to the Board of Directors of the Company by which they would agree to acquire all of the outstanding stock of the Company for $5.25 per share in cash. The Board of Directors appointed a Special Committee of the independent directors to consider this proposal and other options. The Special Committee engaged the general counsel of the Company as legal counsel and engaged a financial advisor to assist it in evaluating the proposal and other strategic options. On October 19, 1999, the Company executed a definitive agreement pursuant to which COLA Acquisitions, Inc. ("COLA"), a company newly formed by the three TransFinancial directors, would acquire all of the Company stock not owned by such directors for $6.03 in cash. Effective February 18, 2000, COLA notified the Company that its bank financing necessary to consummate the proposed merger had been withdrawn. The receipt of financing by COLA was a condition to the consummation of the proposed merger. As a result, the Merger Agreement was terminated.

      Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The claims against Crouse are currently under investigation. Based on the information presently known to the Company, management does not believe these suits will have a material adverse effect on the financial condition, liquidity or results of operations of the Company. The Company believes that it is highly likely that any liability resulting from this litigation will be funded within the limits of Crouse's primary and excess liability insurance policies which provide a total coverage of $20 million.*

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored the management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      As of December 31, 1999, Crouse owned or leased six facilities that maintain underground fuel storage tanks. The fuel systems at these facilities have been replaced with new tanks equipped with corrosion protection and automatic tank monitoring equipment. Any contamination detected during the tank replacement process at these sites was remediated at the same time. The cost of replacing and upgrading tanks and remediating contamination, if any was detected, was not material to the financial position of the Company. The Company is not currently under any requirement to incur mandated expenditures to remediate previously contaminated sites and does not anticipate any material costs for other infrequent or non-recurring clean-up expenditures.*

      Crouse retains a $100,000 per occurrence self-insured exposure, or deductible, on its workers' compensation, general and automobile liability, bodily injury and property damage and cargo damage insurance coverages. The Company maintains reserves for the estimated cost of the self-insured portion of claims based on management's evaluation of the nature and severity of individual claims and the Company's past claims experience. Based upon management's evaluation of the nature and severity of individual claims and the Company's past claims experience, management believes accrued reserves are adequate for its self-insured exposures as of December 31, 1999.*
      The amount of the allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. Management believes the allowances for credit
losses are adequate to provide for potential losses.*   See Note 1 of Notes to
Consolidated Financial Statements - Summary of Significant Accounting Policies - Allowance for Credit Losses.


Year 2000


      The Company completed its Year 2000 modifications and testing in the third quarter of 1999. As a result of these efforts, the transition from 1999 to 2000 proved to be uneventful. The Company has not identified any significant, unusual business trends relative to the transition to Year 2000. The Company expensed approximately $154,000 relative to this effort.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1999, the Company's primary market risk is interest rate risk. Changes in short-term interest rates could have affected: (a) the amount of the Company's interest expense on its variable interest rate debt and (b) the amount of the discount on finance accounts receivables sold by UPAC under its receivable securitization agreement. The Company has not obtained any financial instruments for trading purposes. The Company's long-term, variable interest rate debt was $14,800,000 as of December 31, 1999, with $900,000 maturing monthly in 1999 and the remaining $13,900,000 maturing September 30, 2000. In addition, Crouse had a variable rate credit facility through which it may borrow $4.5 million for working capital. Crouse's average borrowings under this facility were $1.6 million in 1999 and borrowings of $3.7 million were outstanding under this credit facility as of December 31, 1999.

     At December 31, 1999, UPAC sold undivided interests in its insurance premium finance accounts receivables on an ongoing basis under a receivables securitization agreement. The receivables sold were fixed rate notes and typically had a term of nine months. An undivided interest in the pool of receivables was sold at a discount rate based on the average rate on 28 - 35 day commercial paper over the term of the notes. Consequently, with respect to insurance premium finance receivables sold by UPAC under the securitization agreement, changes in the rate on 28 - 35 day commercial paper during the term of such receivables will affect the amount to be received by UPAC in the sale of receivables under the securitization agreement. The Company recognizes a gain on sale of receivables that represents the excess of the sale proceeds over the net carrying value of the receivables. Included in the gain recognized are the estimated effects of prepayments, recourse provisions and the discount rate in effect at the time of sale. As of December 31, 1999, UPAC had a total finance accounts receivable portfolio of $82.0 million, including $63.9 million that had been sold under the securitization agreement. UPAC does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk and does not engage in any other hedging activities.

     The estimated impact of a hypothetical 100 basis point (one percent) change in short-term interest rates on the Company's interest expense on its variable interest rate debt and on UPAC's gain on sale of insurance premium finance receivables is approximately $314,000 and $292,000 as of December 31, 1999 and 1998, respectively. This hypothetical short-term interest rate change impact is based on existing business and economic conditions and assumes that UPAC would pass the increase in interest rates on to its customers in new finance contracts generated after the increase.*



                       This page is intentionally blank.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of TransFinancial Holdings, Inc.:


      We have audited the consolidated financial statements listed in the accompanying index appearing under Item 14 (a) (1) and (2) herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransFinancial Holdings, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced significantly reduced cash flows from operating activities and has violated covenants of financing agreements that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/  PRICEWATERHOUSECOOPERS LLP

                                              PRICEWATERHOUSECOOPERS LLP

Kansas City, Missouri

June 15, 2000.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                                                               December 31

                                                                                        1999                  1998

                                                                                           (In Thousands)
                                      ASSETS
Current Assets
    Cash and cash equivalents..................................................    $       1,076         $       3,256
    Freight accounts receivable, less allowance for credit losses of $203 and $387        14,373                13,351
    Finance accounts receivable, less allowance for credit losses of $870 and $566        15,305                12,703
    Current deferred income taxes (Note 6).....................................               --                 2,548
    Other current assets.......................................................            3,579                 2,981

         Total current assets..................................................           34,333                34,839

Operating Property, at Cost
    Revenue equipment..........................................................           31,415                31,969
    Land.......................................................................            3,402                 3,681
    Structures and improvements................................................           11,336                11,130
    Other operating property...................................................           11,289                10,500

                                                                                          57,442                57,280
    Less accumulated depreciation..............................................          (25,400)              (24,122)

         Net operating property................................................           32,042                33,158

Intangibles, net of accumulated amortization...................................            9,005                 9,777
Other Assets...................................................................            1,513                   688

                                                                                   $      76,893         $      78,462

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Cash overdrafts............................................................    $       2,673         $       1,976
    Accounts payable...........................................................            5,312                 3,093
    Current maturities of long-term debt.......................................           14,800                   300
    Line of credit payable.....................................................            3,659                    --
    Accrued payroll and fringes................................................            5,006                 6,068
    Claims and insurance accruals..............................................            1,361                   283
    Other accrued expenses.....................................................            3,686                 4,101

         Total current liabilities.............................................           36,497                15,821

Deferred Income Taxes (Note 6).................................................               --                 1,867
Long-Term Debt (Note 4)........................................................               --                 9,700
Contingencies and Commitments (Note 7).........................................               --                    --
Shareholders' Equity (Notes 2, 5 and 9)
    Preferred stock $0.01 par value, authorized 1,000,000 shares, none outstanding            --                    --
    Common stock $0.01 par value, authorized
         13,000,000 shares, issued 7,597,931 and 7,593,592 shares..............               76                    76
    Paid-in capital............................................................            6,104                 6,090
    Retained earnings..........................................................           69,283                77,367
    Treasury stock, 4,345,561 and 3,661,220 shares, at cost....................          (35,067)              (32,459)

         Total shareholders' equity............................................           40,396                51,074

                                                                                   $      76,893         $      78,462



                                    The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME

                                                                                   Year Ended December 31

                                                                      1999                1998                1997

                                                                (In Thousands, Except Per Share Amounts)
Operating Revenue
    Transportation...........................................     $     149,125      $      144,592      $     126,062
    Financial services and other, net........................             8,442               7,109              7,161

         Total operating revenue.............................           157,567             151,701            133,223


Operating Expenses
    Salaries, wages and employee benefits....................            94,360              87,503             74,622
    Operating supplies and expenses..........................            23,898              23,144             19,141
    Provision for credit losses..............................             1,193                 827                950
    Operating taxes and licenses.............................             4,689               3,722              3,324
    Insurance and claims.....................................             4,899               3,324              3,051
    Depreciation and amortization............................             5,158               6,286              4,758
    Purchased transportation and other.......................            29,897              29,916             25,441

         Total operating expenses............................           164,094             154,722            131,287


Operating Income (Loss)......................................            (6,527)             (3,021)             1,936


Nonoperating Income (Expense)
    Interest income..........................................                94                 301                645
    Interest expense.........................................            (1,251)               (311)               (34)
    Gain on sale of operating property, net..................                31                 164                 56
    Other, net...............................................                 2                   1                 22

         Total nonoperating income (expense).................            (1,124)                155                689


Income (Loss) Before Income Taxes............................            (7,651)             (2,866)             2,625
Income Tax Provision (Benefit) (Note 6)......................               433                (839)             1,525


Net Income (Loss)............................................     $      (8,084)     $       (2,027)     $       1,100


Basic and Diluted Earnings (Loss) Per Share..................     $       (2.37)     $        (0.39)     $        0.18


Basic Average Shares Outstanding.............................             3,415               5,249              6,214


Diluted Average Share Outstanding............................             3,425               5,263              6,266



                                    The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Year Ended December 31

                                                                      1999                 1998                1997

                                                                                      (In Thousands)
Cash Flows From Operating Activities-
    Net income (loss)........................................     $      (8,084)     $       (2,027)     $       1,100
    Adjustments to reconcile net income (loss) to
    net cash generated by operating activities-
         Depreciation and amortization.......................             5,158               6,286              4,758
         Provision for credit losses.........................             1,089               1,220              1,070
         Deferred tax provision..............................               681              (2,644)             1,679
         Other...............................................               286                (100)                24
         Net increase (decrease) from change in
         working capital items affecting operating activities-
             Freight accounts receivable.....................              (918)              1,165             (5,796)
             Accounts payable................................             2,230                (286)              (615)
             Accrued payroll and fringes.....................            (1,062)                112                423
             Other...........................................               961               1,035                (34)

                                                                            341               4,761              2,609

Cash Flows From Investing Activities-
    Proceeds from discontinued operations....................                --               6,345                 --
    Purchase of operating property...........................            (5,939)             (9,102)           (13,660)
    Sale of operating property...............................             1,434               4,639                704
    Purchase of finance subsidiaries, net of cash acquired...                --              (4,178)                --
    Origination of finance accounts receivables..............          (196,695)           (162,329)          (125,391)
    Sale of finance accounts receivables.....................           150,438             128,136             84,974
    Collection of owned finance accounts receivables.........            42,462              37,804             40,005
    Purchase of short-term investments.......................                --              (2,998)           (10,411)
    Maturities of short-term investments.....................                --               6,541             16,825
    Other  ..................................................              (772)               (368)              (466)

                                                                         (9,072)              4,490             (7,420)

Cash Flows From Financing Activities-
    Long-term debt borrowings................................             5,000              10,000                 --
    Long-term debt repayments................................              (200)                 --                 --
    Line of credit borrowings (repayments), net..............             3,659              (2,500)             2,500
    Cash overdrafts..........................................               697               1,101                754
    Payments to acquire treasury stock.......................            (2,603)            (19,303)            (2,277)
    Payment for fractional shares from reverse stock split...               (11)                (96)              (459)
    Other  ..................................................                 9                  25                 50

                                                                          6,551             (10,773)               568

Net Decrease in Cash and Cash Equivalents....................            (2,180)             (1,522)            (4,243)
Cash and Cash Equivalents:
    Beginning of period......................................             3,256               4,778              9,021

    End of period............................................     $       1,076      $        3,256      $       4,778



Cash Paid During the Period for-
    Interest ................................................     $       1,251      $          196      $          16
    Income tax...............................................     $        (450)     $          383      $         106




                      TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Supplemental Schedule of Noncash Investing Activities:

  In 1998, the Company acquired all of the capital stock of Oxford for approximately $4,178,000. In conjunction with the acquisition, liabilities were assumed as follows (See Note 8):

                                                               1998


  Fair value of assets acquired............................   $22,338
  Cash paid for capital stock and acquisition expenses.....    (4,178)
  Intangibles..............................................     1,876

  Liabilities assumed......................................   $20,036




               The accompanying notes to consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         Total
                                                                                                         Share-
                                          Common        Paid-In        Retained         Treasury        holders'
                                          Stock         Capital        Earnings          Stock           Equity

                                                                    (In Thousands)

Balance at December 31, 1996.......... $       76       $   5,529    $    79,242    $    (10,286)     $    74,561

Net income............................         --              --          1,100              --            1,100
Fractional shares cancelled
    in reverse stock split............         (1)             --           (948)             --             (949)
Issuance of shares under
    Incentive Stock Plan..............         --              52             --              (2)              50
Purchase of 257,099 shares
    of common stock...................         --              --             --          (2,277)          (2,277)


Balance at December 31, 1997..........         75           5,581         79,394         (12,565)          72,485

Net loss..............................         --              --         (2,027)             --           (2,027)
Issuance of shares under
    Incentive Stock Plan..............          1             509             --            (591)             (81)
Purchase of 2,115,422 shares
    of common stock...................         --              --             --         (19,303)         (19,303)

Balance at December 31, 1998..........         76           6,090         77,367         (32,459)          51,074

Net loss..............................         --              --         (8,084)             --           (8,084)
Issuance of shares under
    Incentive Stock Plan..............         --              14             --              (5)               9
Purchase of 683,241 shares
    of common stock...................         --              --             --          (2,603)          (2,603)


Balance at December 31, 1999.......... $       76       $   6,104    $    69,283    $    (35,067)     $    40,396



                                    The accompanying notes to consolidated financial statements are an integral part of these statements.



                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include TransFinancial Holdings, Inc. and its subsidiary companies ("the Company" or "TransFinancial"). TransFinancial's principal operations include TFH Logistics & Transportation Services, Inc. ("TFH L&T") and its subsidiaries, Crouse Cartage Company ("Crouse") and Specialized Transport, Inc. ("Specialized"), Universal Premium Acceptance Corporation and its affiliates, Agency Premium Resource, Inc. ("APR"), Oxford Premium Finance, Inc. ("Oxford") and UPAC of California, Inc. (together "UPAC"), and Presis, L.L.C. ("Presis"). The operating results of Oxford are included from May 29, 1998, the date of its acquisition (See Note 8). The Company's proportionate interest in Presis is included from July 31, 1997, the date of the Company's initial investment. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses in 1999 and 1998 and significantly reduced cash flows from operating activities in 1999. In addition, the Company has violated certain covenants in its financing agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern.
     The Company's ability to continue as a going concern is ultimately dependent on its ability to refinance its outstanding debt with new lenders and make changes in its operations to allow it to operate profitably and sustain positive operating cash flows. Effective May 26, 2000, UPAC entered into a new receivable securitization agreement (See Note 4). Management is in the process of negotiating a new $30 million credit facility for TFH L&T that, if closed, would enable it to repay its working capital line of credit and term loan and provide additional liquidity. The Company has also effected changes in its operations intended to bring operating expenses in line with operating revenue levels and to increase the levels of revenues.

     Management believes that it will be successful in closing on the new credit facility and that the operational changes will result in improved operating results. However, there can be no assurance that the new credit facility will be successfully closed or that the operational changes should result in improved financial performance. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Segment Information - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not require significant changes in the way the Company's segments were disclosed. TransFinancial operates in three industry segments, transportation, financial services and industrial technology. Through Crouse, the Company operates as a regional less-than-truckload motor carrier primarily serving the north central and midwest portion of the United States. A substantial portion of Crouse's business is concentrated in the states of Iowa, Illinois, Minnesota, Missouri and Wisconsin. TransFinancial also operates as an insurance premium finance company through UPAC. The Company provides short-term secured financing for commercial and personal insurance premiums through insurance agencies throughout the United States. Approximately 50% of the insurance premiums financed by UPAC are placed through insurance agencies in California, Illinois, Florida, Missouri and Minnesota. Presis is a startup company that is developing an industrial technology for dry particle processing. Information regarding the Company's industry segments for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):


                                                       Operating    Depreciation
                                         Operating       Income         and           Capital         Total
                                          Revenues       (Loss)     Amortization   Additions          Assets

Transportation                   1999  $   149,125     $  (6,434)    $     4,265     $    5,209      $  47,629
                                 1998      144,592         1,321           4,456          8,754         47,874
                                 1997      126,062         3,136           3,912         13,104         47,076

Financial Services               1999        8,330         1,341             740            100         26,597
                                 1998        6,972          (653)          1,172            233         25,558
                                 1997        7,078           396             770            143         24,360

Industrial Technology            1999           --          (212)             90             21             81
                                 1998           --        (1,469)            610            104            185
                                 1997           --          (295)             31            239            640

Total Segments                   1999      157,455        (5,305)          5,095          5,330         74,307
                                 1998      151,564          (801)          6,238          9,091         73,617
                                 1997      133,140         3,237           4,713         13,486         72,076

Corporate and Other              1999          112        (1,222)             63            609          2,586
                                 1998          137        (2,220)             48             11          4,845
                                 1997           83        (1,301)             45            174         17,679

Consolidated                     1999      157,567        (6,527)          5,158          5,939         76,893
                                 1998      151,701        (3,021)          6,286          9,102         78,462
                                 1997      133,223         1,936           4,758         13,660         89,755


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

      Allowance for Credit Losses - The allowances for credit losses are maintained at amounts considered adequate to provide for potential losses. The amount of each allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. The following is an analysis of changes in the allowance for credit losses on finance accounts receivable for 1999 and 1998 (in thousands):

                                                      1999       1998


      Balance, beginning of year................     $  566    $  499
      Allowance acquired with Oxford............         --       343
      Provision for credit losses...............      1,193       827
      Charge-offs, net of recoveries
          of $443 and $196 .....................       (889)   (1,103)

      Balance, at the end of year...............     $  870    $  566



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

      Disclosures about Fair Value of Financial Instruments - The following methods and assumptions are used to estimate the fair value of each class of financial instruments:

      a. Cash Equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

      b. Finance Accounts Receivable - The carrying amount approximates fair value because of the short maturity of these instruments.

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

      Reclassifications - Certain amounts in the accompanying consolidated balance sheet for the prior period have been reclassified to conform with the current period's presentations.
      Accounting for the Impairment of Long-Lived Assets - The Company periodically reviews its long-lived assets and associated intangible assets and has identified no events or changes in circumstances which indicate that the carrying amount of these assets may not be recoverable, except as described below. When potential impairments are indicated, impairment losses, if any, are measured by the excess of carrying values over fair values. An evaluation of certain equipment and intangible assets of the Company's industrial technology operation resulted in the determination that these assets were impaired. The impaired assets were written down by $525,000 effective September 30, 1998.
Fair value was based on estimated discounted future cash flows to be generated by these assets and management's estimate of the value realizable from sale of the assets. This writedown is included in "Depreciation and Amortization" in the Consolidated Statements of Income. An evaluation of certain land and structures that are no longer used in the Company's transportation operation resulted in the determination that these assets were impaired. The impaired assets were written down by $190,000 effective December 31, 1999. Fair value was based on estimated discounted future cash flows to be generated by these assets and management's estimate of the value realizable from sale of the assets. This writedown is included in "Purchased Transportation and Other" in the Consolidated Statements of Income.

      Intangible Assets and Accumulated Amortization - Intangible assets, consisting primarily of goodwill and intangibles recorded in connection with the acquisition of insurance premium finance companies, totaled $11,212,000 at December 31, 1999. These intangible assets are generally being amortized on the straight-line basis over 15 - 25 years. The accumulated amortization of intangible assets as of December 31, 1999 was $2,207,000.


2.    EMPLOYEE BENEFIT PLANS

Multiemployer Plans

      TFH L&T, through its subsidiaries Crouse and Specialized, participates in multiemployer pension plans which provide defined benefits to substantially all of the drivers, dockworkers, mechanics and terminal office clerks who are members of a union. TFH L&T contributed $7,493,000, $6,931,000 and $5,762,000 to the multiemployer pension plans for 1999, 1998 and 1997. The Multiemployer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan's unfunded vested benefits upon substantial or total withdrawal by participating employers or upon termination of the pension plans. TFH L&T's estimated share of the unfunded benefits for these plans is reported to be approximately $8.5 million as of December 31, 1998, based on the limited information presently available from the plans' administrators, TFH L&T also contributed $8,462,000, $8,342,000 and $7,161,000, to multiemployer health and welfare plans for 1999, 1998 and 1997.

Non-Union Pension Plan

      TFH L&T has a defined contribution pension plan ("the Non-Union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions may be made depending upon the profitability of TFH L&T. Any discretionary funds contributed to the Non-Union Plan will be invested 100% in TransFinancial Common Stock.

      Pension expense, exclusive of the multiemployer pension plans, was $511,000, $357,000 and $131,000 for the years 1999, 1998 and 1997.

Profit Sharing

      In September 1988, the employees of Crouse approved the establishment of a profit sharing plan ("the Plan"). The Plan was structured to allow all employees (union and non-union) to ratably share 50% of Crouse's income before income taxes (excluding extraordinary items and gains or losses on the sale of assets) in return for a 15% reduction in their wages. The Plan calls for profit sharing distributions to be made on a quarterly basis. The Plan was recertified in 1991 and 1994, and continued in effect through October 3, 1998, when a replacement Collective Bargaining Agreement was reached between the parties.
The Plan was not renewed under the new Collective Bargaining Agreement effective October 4, 1998. A separate wage reduction provision was substituted in its place. The accompanying consolidated statements of income include profit sharing expense of $2,013,000 and $3,088,000 for 1998 and 1997.

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

      Participants in the 401(k) Savings Plan may defer up to 13% of annual compensation. The Company matches 50% of the first 10% deferred by each employee. Company contributions vest after five years. Company matching contributions in 1999, 1998 and 1997 were $70,000, $63,000 and $48,000.

      Under the Money Purchase Pension Plan, the Company contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. Company contributions in 1999, 1998 and 1997 were $137,000, $108,000 and $112,000.

Stock Option Plans

      A Long-Term Incentive Plan adopted in 1998 ("1998 Plan") provides that options for shares of TransFinancial Common Stock be granted to directors, and that options and other shares may be granted to officers and other employees. All such option grants are at or above fair market value at the date of grant. Options granted generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant. Initially, 600,000 shares were reserved for issuance pursuant to the 1998 Plan. As of December 31, 1999, 544,661 shares were available for grant pursuant to the 1998 Plan.

      An Incentive Stock Plan was adopted in 1992 ("1992 Plan") which provides that options for shares of TransFinancial Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of TransFinancial common stock were reserved for issuance pursuant to the 1992 Plan. As of December 31, 1999, options for 34,780 shares were available for grant pursuant to the 1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

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

      SFAS No. 123 "Accounting for Stock-Based Compensation," requires the use of option valuation models to estimate the fair value of stock options granted and recognize that estimated fair value as compensation expense. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No.123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.2%, 5.5% and 6.1%; expected life of options of 4.3 years, 4.4 years and 4.9 years; and a volatility factor of the expected market price of the Company's common stock of .36 in 1999 and .20 in 1998 and 1997.
The preceding assumptions used as inputs to the option valuation model are highly subjective in nature. Changes in the subjective input assumptions can materially affect the fair value estimates; thus, in management's opinion, the estimated fair values presented do not necessarily represent a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except for per share amounts):

                                                    1999       1998       1997

  Pro forma net income (loss)..............       $(8,275)    $(2,234)    $  949

  Pro forma basic earnings (loss) per share       $(2.43)     $(0.43)     $ 0.15

      The following table is a summary of data regarding stock options granted during the three years ended December 31, 1999:

                                                        1999                     1998                      1997

                                                              Weighted                  Weighted                 Weighted
                                                              Average                   Average                  Average
                                                              Exercise                  Exercise                 Exercise
                                                   Options     Price       Options       Price       Options      Price

         Options outstanding at
             beginning of year.............          353,150    $8.17        350,650       $7.47       263,200        $7.17
         Granted...........................           99,500    $4.26        131,050       $9.03       118,250        $7.99
         Forfeited.........................          (42,600)   $7.35        (44,580)      $9.13       (19,900)       $8.09
         Exercised.........................           (2,000)   $2.41        (83,970)      $6.07       (10,900)       $4.84

         Options outstanding at end
             of year.......................          408,050    $7.33        353,150       $8.17       350,650        $7.47


         Options exercisable at end
             of year.......................          160,520    $7.93        114,180       $7.49       119,000        $6.38


         Estimated weighted average
            fair value per share of
            options granted during
            the year.......................         $   1.33              $     2.12                 $    2.00

         The per share exercise prices of options outstanding as of December 31, 1999, ranged from $2.41 to $9.79 per share.  The weighted average remaining contractual life of those options was 7.4 years.



      The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999.

                                                      Weighted
                                                       Average              Weighted                            Weighted
                                    Number of          Remaining            Average             Number of       Average
             Range of              Outstanding        Contractual           Exercise          Exercisable       Exercise
       Exercise Prices              Options            Life                  Price            Options            Price

       $0.00-$2.50                    2,150             2.4                 $2.41                 2,150          $2.41
       $2.50-$5.50                  104,900             8.4                 $4.35                13,900          $4.91
       $5.50-$8.00                  144,250             6.7                 $7.69                75,220          $7.74
       $8.00-$10.00                 156,750             7.5                 $9.05                69,250          $8.91

                                    408,050                                                     160,520




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

      The Company's public liability and property damage, cargo and workers' compensation premiums are subject to retrospective adjustments based on actual incurred losses. The actual adjustments normally are not known for at least one year; however, based upon a review of the preliminary compilation of losses incurred through December 31, 1999, management does not believe any material adjustment will be made to the premiums paid or accrued at that date.

4. FINANCING AGREEMENTS

Securitization of Receivables

      In December, 1996, the Company, UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) entered into a securitization agreement whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. In 1999, this agreement was amended to change the termination date to May 14, 2000 and to reduce the facility capacity. The maximum allowable amount of receivables to be sold under the agreement is $70.0 million. The purchaser permits principal collections to be reinvested in new financing agreements. UPAC had securitized receivables of $63.9 million and $61.6 million at December 31, 1999 and 1998. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $5.0 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. The terms of the agreement also require the Company to maintain a minimum consolidated tangible net worth of $35.0 million and a minimum ratio of consolidated EBITDA to interest and securitization fees of 1.5 to 1.0. The Company was not in compliance with such consolidated financial covenants at December 31, 1999.

      The terms of the securitization agreement require UPAC to maintain a reserve at specified levels that serves as collateral. At December 31, 1999, approximately $7.2 million of owned finance receivables served as collateral under the reserve provision.

      Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. The Company, UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be sold under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. As a result of certain call provisions in the amended agreement, the receivables sold under the agreement after the date of the amendment will not be reflected as sold in future balance sheets. The funds advanced under the amended agreement will be accounted for as secured borrowings.
      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10.0 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition.

Long-Term Debt

      In September 1998, the Company entered into a two-year secured loan agreement with a commercial bank to borrow $10.0 million (the "Loan") secured by freight accounts receivable and a second lien on revenue equipment. In March 1999, the Loan was amended and restated to increase the borrowing to $15.0 million. The proceeds of the Loan were used to repurchase shares of the Company's common stock (See Note 5) and fund operations. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 8.25% at December 31, 1999. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000. At December 31, 1999 the outstanding balance of $14.8 million was classified as current maturities of long-term debt.

      The terms of the Loan require the Company to maintain a minimum consolidated tangible net worth of $35 million, a ratio of current assets to current liabilities of 1.25 to 1.00, a ratio of total liabilities to tangible net worth of 1.0 to 1.0, and contain restrictions on the payment of dividends without prior consent of the financial institution. The Company was not in compliance with such financial covenants at December 31, 1999.

Working Capital Line

      On January 5, 1998, Crouse entered into a $4.5 million working capital line of credit loan ("Working Capital Line"). Interest on the Working Capital Line accrues at 25 basis points below the bank's prime rate. The interest rate was 8.25% at December 31, 1999. The Working Capital Line is secured by Crouse's revenue equipment and specified bank deposit balances. The following table summarizes activity under the Working Capital Line for 1999, 1998 and 1997 (in thousands, except percentages):

                                                                               1999              1998             1997

         Balance outstanding at end of period.........................    $        3,659    $          --    $        2,500
         Average amount outstanding...................................             1,591              536               333
         Maximum month end balance outstanding........................             4,324            2,752             2,500
         Interest rate at end of period...............................             8.25%            7.75%             8.50%
         Weighted average interest rate...............................             8.04%            8.25%             8.50%


      The terms of the Working Capital Line require Crouse to maintain tangible net worth of $24.0 million, increasing by $1.0 million per year beginning in 1998, and contain restrictions on the payment of dividends, incurring debt or liens, or change in majority ownership of Crouse. The terms of the agreement also permit the bank to accelerate the due date of borrowings if there is a material adverse change in the financial condition of Crouse. Crouse was not in compliance with the tangible net worth covenant at December 31, 1999.



5. COMMON STOCK AND EARNINGS PER SHARE

Stock Repurchases

      In February 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. During 1999, a total of 683,241 share were repurchased at a cost of approximately $2.6 million.

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

      On June 26, 1995, the Company adopted a program to repurchase up to 10% of its outstanding shares of common stock. During the second quarter of 1996, the Company completed this initial repurchase program and expanded the number of shares authorized to be repurchased by an additional 10% of its then outstanding shares. The second program was completed in the fourth quarter of 1997. During 1997, the Company repurchased 257,099 shares of common stock at a cost of $2.3 million.

      On June 26, 1997, the shareholders of the Company approved a 1-for-100 reverse stock split followed by a 100-for-1 forward stock split. These stock splits were effected on July 2, 1997. The result of this transaction was the cancellation of approximately 107,000 shares of common stock held by holders of fewer than 100 shares, at the then current market price of $8.89 per share.

Earnings Per Share

      Because of the Company's simple capital structure, income (loss) available to common shareholders is the same for the basic and diluted earnings per share computations. Such amounts were $(8,084,000), $(2,027,000) and $1,100,000 for
1999, 1998 and 1997. Following is a reconciliation of basic weighted average common shares outstanding, weighted average common shares outstanding adjusted for the dilutive effects of outstanding stock options, and basic and diluted earnings per share for each of the periods presented (in thousands, except per share amounts).

                                                       1999                     1998                        1997

                                                       Per Share                  Per Share                  Per Share
                                            Shares      Amounts         Shares     Amounts          Shares    Amounts


Basic earnings (loss)
   per share............................        3,415   $    (2.37)        5,249   $    (0.39)         6,214    $    0.18


Plus incremental shares
   from assumed conversion of
   stock options........................           10                         14                          52

Diluted earnings (loss)
   per share............................        3,425   $    (2.37)        5,263   $    (0.39)         6,266    $    0.18




      Options to purchase 308,500 shares of common stock at an average exercise price of $8.32 per share were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the options' average exercise price was greater than the average market price of the common shares. These options remain outstanding and expire through 2008.


6.    INCOME TAXES

      Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

                                                                           1999              1998

Deferred Tax Assets:
    Employee benefits.....................................                $      521       $       951
    Claims accruals and other.............................                     1,706             1,276
    Allowance for credit losses...........................                       571               616
    Net operating loss carryforwards......................                     4,225             1,054
    Alternative minimum tax and other
         credits..........................................                       754             1,038

Total gross deferred tax assets...........................                     7,777             4,935
Less valuation allowance..................................                    (3,197)                -

Net deferred tax assets...................................                     4,580             4,935


Deferred Tax Liabilities:
    Financial services revenue............................                      (314)             (295)
    Operating property, principally
         due to differences in depreciation...............                    (4,038)           (3,780)
    Amortization of intangibles...........................                      (228)             (179)

Total gross deferred tax liabilities......................                    (4,580)           (4,254)


Net deferred tax assets...................................               $         -       $       681





      The deferred tax assets and liabilities are classified in the accompanying consolidated balance sheets as follows (in thousands):

                                                                             1999             1998

Net current deferred tax assets...........................               $         -       $     2,548
Net non-current deferred tax liabilities..................                         -            (1,867)

Net deferred tax assets...................................               $         -       $       681




      In 1999, the Company assessed the likelihood that all or a portion of its deferred tax assets would not be realized. Such assessment included consideration of positive and negative factors, including the Company's current financial position and results of operations, projected future taxable income and available tax planning strategies. As a result of such assessment, it was determined that it was more likely than not that the net deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance of $3,197,000 in its deferred income tax provision in 1999.

      At December 31, 1999, the Company had approximately $11.2 million of net operating loss carryforwards that were available for Federal income tax purposes and expire in 2018 and 2019. At December 31, 1999 and 1998, the Company had $709,000 and $1,038,000 of alternative minimum tax and other credit carryforwards available which do not expire. As noted above, the carryforwards of net operating losses and alternative minimum tax credits may not be realized. The Internal Revenue Service ("IRS") has examined the Company's 1994 through 1996 tax returns. In April 1998, the Company and the IRS settled all issues for tax years 1994 through 1996 within the tax reserves that the Company made provision for in 1997.


      The following is a reconciliation of the Federal statutory income tax rate to the effective income tax provision (benefit) rate:

                                                                               1999          1998            1997

         Federal statutory income tax rate................                    (35.0)%        (35.0)%          35.0%
         State income tax rate, net.......................                     (4.7)          (3.8)            5.9
         Amortization of non-deductible
             acquisition intangibles......................                      1.3            3.0             2.3
         Non-deductible meals and
             entertainment................................                      1.1            3.2             2.4
         Adjustments to prior years' tax
             liabilities..................................                      -              -              12.9
         Change in valuation allowance....................                     41.8            -               -
         Other............................................                      1.2            3.5            (0.4)

         Effective income tax rate........................                      5.7%         (29.1)%          58.1%




      The components of the income tax provision (benefit) consisted of the following (in thousands):



                                                                       1999            1998           1997

Current:
    Federal..................................................       $      (198)   $     1,444     $     (145)
    State....................................................               (50)           361             (9)

         Total...............................................              (248)         1,805           (154)


Deferred:
    Federal..................................................            (2,013)        (2,115)         1,434
    State....................................................              (503)          (529)           245
    Change in valuation allowance............................             3,197              -              -

         Total...............................................               681         (2,624)         1,679


Total income tax provision (benefit).........................       $       433    $      (839)    $    1,525





7. CONTINGENCIES AND COMMITMENTS

  The Company is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

      Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The claims against Crouse are currently under investigation. Based on the information presently known to the Company, management does not believe these suits will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

      Payments are made to tractor owner-operators under various short-term lease agreements for the use of revenue equipment. These lease payments, which totaled $14,885,000, $16,836,000 and $14,351,000 for 1999, 1998 and 1997, are
primarily based on miles traveled or on a percent of revenue generated through the use of the equipment.

       In 1998 and 1999, TFH L&T entered into a long-term operating lease for new and used tractors and new trailers. Lease terms are five years for tractors and seven years for trailers. Rental expense relating to these leases was $1,718,000 and $319,000 in 1999 and 1998. Minimum future rentals for operating leases are as follows: 2000 - $2,399,000; 2001 - $2,399,000; 2002 - $2,399,000;
2003 - $1,961,000; 2004 - $862,000; and thereafter - $1,291,000.  Additionally,
TFH L&T has limited contingent rental obligations of $1,019,000 if the fair market value of such equipment at the end of the lease term is less than certain residual values. Such lease also requires TFH L&T to maintain tangible net worth of $26.0 million, increasing by $1.0 million per year beginning in 1999. TFH L&T was not in compliance with this covenant at December 31, 1999.


8. ACQUISITION OF PREMIUM FINANCE SUBSIDIARIES

      On May 29, 1998, TransFinancial through UPAC, its insurance premium finance subsidiary, completed the acquisition of all of the issued and outstanding stock of Oxford for approximately $4.2 million. Oxford offered short-term secured financing of commercial insurance premiums through approved insurance agencies in 17 states throughout the United States. At May 29, 1998, Oxford had net finance receivables outstanding of approximately $22.5 million. This transaction was accounted for as a purchase. UPAC sold an additional $4.2 million of its receivables under its receivable securitization agreement to obtain funds to consummate the purchase. Concurrently with the closing of the acquisition, UPAC amended its receivables securitization agreement to increase the maximum allowable amount of receivables to be sold under the agreement and to permit the sale of Oxford's receivables under the agreement. Effective on May 29, 1998, Oxford sold approximately $19 million of its receivables under the securitization agreement using the proceeds to repay the balance outstanding under its prior financing arrangement. The terms of the acquisition and the purchase price resulted from negotiations between UPAC and Oxford Bank & Trust Company, the former sole shareholder of Oxford. In connection with the purchase of Oxford UPAC recorded goodwill of $1.8 million, which will be amortized on the straight-line basis over 15 years.

      The unaudited pro forma operating results of TransFinancial for the years ended December 31, 1998 and 1997, assuming the acquisition occurred as of the beginning of each of the respective periods, are as follows. For the year ended December 31, 1998, pro forma operating revenue was $152.2 million, pro forma net loss was $1,994,000, and pro forma basic loss per share was $.38. For the year ended December 31, 1997, pro forma operating revenue was $134.3 million, pro forma net income was $1,139,000 and pro forma basic earnings per share was $.18.

      The pro forma results of operations are not necessarily indicative of the actual results that would have been obtained had the acquisition been made at the beginning of the respective periods, or of results that may occur in the future.


9.  SHAREHOLDER RIGHTS PLAN

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



                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                           DECEMBER 31, 1999 AND 1998


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

      The following table sets forth selected unaudited financial information for each quarter of 1999 and 1998 (in thousands, except per share amounts).

                                                                           1999

                                                First        Second          Third        Fourth        Total

Revenue...................................    $    39,857   $    40,261   $    39,294    $    38,155  $    157,567
Operating Income (Loss)...................              3          (177)       (1,359)        (4,994)       (6,527)
Nonoperating Income (Expense).............           (211)         (278)         (286)          (349)       (1,124)
Net Income (Loss).........................           (172)         (321)       (1,035)        (6,556)       (8,084)
Basic and Diluted Earnings
(Loss) per Share..........................          (0.04)        (0.09)         (.32)         (2.00)        (2.37)

                                                                           1998

                                                 First       Second           Third        Fourth       Total


Revenue...................................    $    37,003   $    37,036   $    39,614    $    38,048  $    151,701
Operating Income (Loss)...................            300           266        (4,031)           444        (3,021)
Nonoperating Income (Expense).............             51           131           174           (201)          155
Net Income (Loss).........................            161           176        (2,474)           110        (2,027)
Basic and Diluted Earnings
    (Loss) per Share......................           0.03          0.03         (0.50)        0.03           (0.39)






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None
                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                 DIRECTORS OF THE COMPANY


                                                                        Director
                                                                         of the
Name, Principal Occupation and                                          Company
other Directorships                                                Age   Since


William D. Cox                                                     57      1991
   Chairman of the Board of Directors since June 1997. Mr.
   Cox has served as President of various family-owned, commercial and residential construction and land development companies in Wichita, Kansas, currently
   Applewood Homes, Inc., from 1967 to the present.

J. Richard Devlin                                                  49      1997
   Executive Vice President, General Counsel and External
   Affairs of Sprint Corporation ("Sprint"), a publicly traded telecommunications company headquartered in
   Westwood, Kansas, since 1989. Mr. Devlin also serves as a member of Sprint's Executive Management Committee. Mr.
   Devlin served as Vice President and General Counsel for telephone operations for Sprint from 1987 to 1989. From
   1972 to 1986, Mr. Devlin served as an attorney and in various line and staff operations management positions with AT&T.

Harold C. Hill, Jr.                                                64      1995
   Retired as a partner of Arthur Andersen LLP in 1993. Mr.
   Hill's 35 years of service with that firm included responsibility as partner in charge of the transportation, financial services and government practices in Kansas City, and National Technical
   Coordinator of that firm's trucking industry practice group.

Roy R. Laborde                                                     61      1991
   Vice Chairman of the Board of Directors since June 1997.
   Chairman of the Board of Directors from May 1992 to June
   1997. President of Amboy Grain, Inc., Amboy, Minnesota, since 1985; President and Chief Operating Officer for
   Rapidan Grain & Feed, Rapidan, Minnesota, from 1968 through 1988 and has continued to merchandise grain for that company.

Timothy P. O'Neil                                                  43      1995
   President and Chief Executive Officer of the Company since May 1995 and Secretary since April 2000. From
   October 1989, through May, 1995, Mr. O'Neil served in various positions with the Company, including Senior Vice
   President, Vice President, Treasurer and Director of
   Finance. From March 1997 to October 1998, he has also served as President and Chief Executive Officer of Universal Premium Acceptance Corporation ("UPAC"), a wholly-owned subsidiary of the Company. Mr. O'Neil has also served as President, Chief Executive Officer, and Chief Financial Officer and Treasurer of American Freight
   System, Inc. ("AFS"), a wholly-owned subsidiary of the Company, since July, 1991.

Clark D. Stewart                                                   60      1997
   President and Chief Executive Officer of Butler National
   Corporation, a publicly-held company headquartered in Olathe, Kansas, with operations primarily in the manufacture and modification of aerospace switching equipment and management services for Indian gaming enterprises, since September 1989.

David D. Taggart                                                   56      1998
   Executive Vice President of the Company since April 1998.
   From August 1997 to April 1998 he served as Vice
   President of the Company. He has also served as Chairman and Chief Executive Officer of Crouse since January 1997.
   Mr. Taggart joined Crouse in October 1995 as Executive
   Vice President. Prior to his service at Crouse, he served as President and Chief Executive Officer of G. I.
   Trucking, a regional LTL carrier based in La Mirada, California, from 1991 to 1995.


                            EXECUTIVE OFFICERS OF THE COMPANY


     Name              Age               Position
Timothy P. O'Neil      43    President, Chief Executive Officer, Secretary and
                             Director

David D. Taggart        55   Executive Vice President and Director

Kurt W. Huffman         42   Executive Vice President

      Following is the information required regarding executive officers not listed above.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires directors, executive officers and beneficial owners of more than ten percent of the Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange, and to provide copies to the Company. Based solely on a review of the copies of such reports provided to the Company and written representations from the directors and executive officers, the Company believes that all applicable Section 16(a) filing requirements have been met.
ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists exclusively of non-employee directors appointed by resolution of the entire Board of Directors. William D. Cox has been a non-employee Chairman of the Board of Directors since the 1997 Organization Meeting of the Board of Directors.

                                                SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation

                                       Annual Compensation                      Awards            Payouts

                                                            Other                    Securities               All
                                                            Annual     Restricted    Underlying              Other
Name and                                                    Compen-      Stock        Options/      LTIP     Compen-
Principal                                                   sation      Award(s)         SARs      Payouts   sation
Position                  Year      Salary    Bonus ($)(3)    ($)         ($)            (#)         ($)        ($)

Timothy P. O'Neil,        1999     $160,680    $   -0-         -0-          -0-        20,000         -0-   $ 25,000 (2)
President, Chief          1998      160,680     11,500         -0-          -0-        20,000         -0-     25,000 (2)
Executive Officer         1997      160,680        -0-         -0-          -0-        20,000         -0-     25,000 (2)
and Secretary

David D. Taggart,         1999     $143,000    $10,333         -0-          -0-        10,000         -0-   $ 10,000 (1)
Executive Vice President  1998      140,000     10,333         -0-          -0-        10,000         -0-     10,000 (1)
of the Company and Chief  1997      123,278     23,266         -0-          -0-        10,000         -0-     10,000 (1)
Executive Officer
of Crouse

Kurt W. Huffman,          1999     $125,000    $ 9,000      $7,200          -0-        10,000         -0-   $    -0-
Executive Vice President  1998      110,908      9,000         -0-          -0-        10,000         -0-        -0-
of the Company and President
and Chief Executive Officer
of UPAC and Presis



 (1) Pursuant to Mr. Taggart's employment agreement an interest free loan secured by his personal residence is being forgiven ratably over eight years.

(2)  Represents the annual insurance premiums paid by the Company with respect to a split-dollar life insurance policy for the benefit of Timothy P. O'Neil.  For a description of such arrangement see Employment Agreements.

(3)  1998 bonuses represent incentive compensation awarded on a discretionary basis based on subjective criteria.

                                            OPTION GRANTS IN LAST FISCAL YEAR

                                              Individual Grants                Potential Realizable

                              Number of     % of Total                        Value at Assumed Annual
                              Securities      Options      Exer-               Rates of Stock Price
                              Underlying      Granted to   cise     Expir-      Appreciation for
                                Options    Employees in    Price    ation          Option Term

Name                          Granted (#)   Fiscal Year    ($/Sh)   Date        5% ($)       10% ($)

Timothy P. O'Neil(1)            20,000         22%        $4.25    2/23/2009   $53,456       $135,468
David D. Taggart(1)             10,000         11%         4.25    2/23/2009   26,728          67,734
Kurt W. Huffman(1)              10,000         11%         4.25    2/23/2009   26,728          67,734


 (1)     Grants are "Incentive Stock Options" under the Internal Revenue Code. The exercise prices equal the market value on the date of grant.  The options become exercisable ratably on February 23 of the years 2000 through 2004 and remain exercisable through 2009.

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                         Number of
                                                                         Securities              Value of
                                                                         Underlying             Unexercised
                                                                         Unexercised            In-the-Money
                                                                         Options at              Options at
                                   Shares               Value            FY-End (#)                FY-End ($)
                               Acquired on           Realized            Exercisable/            Exercisable/
Name                          Exercise (#)               ($)           Unexercisable            Unexercisable (1)

Timothy P. O'Neil                     --               $   --                32,820/59,180         $-0-/$20,000
David D. Taggart                      --                   --                13,000/27,000          -0-/10,000
Kurt W. Huffman                       --                   --                 6,000/24,000          -0-/10,000


(1) With the exception of the 1999 option grants at an exercise price of $4.25 per share, all of the exercisable and unexercisable options held as of the fiscal yearend were exercisable at prices above the closing market price of $5.25 per share as of December
31, 1999.


                             EMPLOYMENT AGREEMENTS

      The Company is a party to a Supplemental Benefit and Collateral Assignment Split-Dollar Agreement with Timothy P. O'Neil, President and Chief Executive Officer of the Company. Under the agreement, the Company has agreed to pay the premiums on a life insurance policy insuring the life of Mr. O'Neil with an initial death benefit of $532,968. Mr. O'Neil has the right under the agreement to designate the beneficiaries to whom the death benefits under the policy shall be payable. If Mr. O'Neil's employment is terminated by the Company with cause, Mr. O'Neil's rights under the policy shall terminate. If Mr. O'Neil terminates his employment, Mr. O'Neil will have no further rights under the policy except that Mr. O'Neil will receive, for each period of twelve months from the date of hire, an amount equal to 10% of the excess, if any, of the cash surrender value of the policy over the aggregate cost of the policy incurred by the Company in the payment of premiums. Upon the death of Mr. O'Neil, or the earlier surrender or cancellation of the policy by him subsequent to his retirement, disability or termination without cause, the Company is entitled to the lesser of the cash surrender value of the policy and the amount of premiums paid by it, and Mr. O'Neil is entitled to the remaining amounts payable upon such event under the policy. Mr. O'Neil has the right to retire under the agreement upon completing ten years of employment and reaching age 50.

      The Company is party to an Employment Agreement with Timothy P. O'Neil, President and Chief Executive Officer of the Company. The Employment agreement provides for the employment at will of Mr. O'Neil by the Company. Under the Employment Agreement, Mr. O'Neil is entitled to (a) salary of $160,680 per year, subject to increase by the Company from time to time, (b) annual incentive compensation of 36% of base salary, or $57,500, based on achieving budgeted net income levels for the Company and an additional 7% of base salary, or $11,500, based on subjective criteria, (c) such stock options as the Company shall from time to time grant pursuant to stock option plans, (d) certain additional fringe and other benefits, including a Supplemental Benefit and Collateral Assignment Split-Dollar Agreement as described above. The Employment Agreement provides that if Mr. O'Neil's employment is terminated by the Company without good cause (as defined in the agreement), he will be entitled to his then existing base compensation and all related benefits for two years. The Employment Agreement also includes a non-competition provision for two years after termination.
Under the Employment Agreement, Mr. O'Neil is entitled to certain payments upon termination of Mr. O'Neil's employment after a change of control of the Company. Mr. O'Neil is entitled to such payments if, within two years after such a change of control, Mr. O'Neil's employment is terminated other than by Mr. O'Neil for any reason other than death, permanent disability, retirement or Good Cause (as defined in the agreement), or is terminated by Mr. O'Neil for Stated Cause (as defined in the agreement). In such event, Mr. O'Neil is entitled to the following: (i) 2.99 times Mr. O'Neil's average annual compensation over the three most recent years prior to the change of control, or such lesser period as Mr. O'Neil shall have been employed by the Company, excluding any amount which would constitute an "excess parachute payment" under Section 280G of the Code,
(ii) immediate 100% vesting of all incentive compensation provided or to be provided under the Employment Agreement, (iii) all benefits to which he would have been entitled upon normal retirement under the Supplemental Benefit and Collateral Assignment Split-Dollar Agreement described above and (iv) three years participation in certain medical and life insurance plans of the Company.

      The Company is a party to a Supplemental Benefit Agreement with David D. Taggart, an Executive Vice President of the Company and Chairman and Chief Executive Officer of Crouse Cartage Company ("Crouse"). The agreement provides salary continuation benefits in the event of death before age 65, supplemental retirement benefits and pre-retirement death benefits. Under the agreement, if Mr. Taggart remains a full-time officer of Crouse until age 65, the Company is required to pay him (or his beneficiary in the event of death) $21,000 per year for 15 years after his retirement. Mr. Taggart's entitlement to such supplemental retirement benefit vests 10% per year of service and immediately upon disability or a change of control of the Company or Crouse. The agreement provides for partial payments of supplemental retirement benefits upon early retirement or retirement at age 65 prior to full vesting of the retirement benefits. The agreement provides that if Mr. Taggart's employment with Crouse is terminated before his 65th birthday due to death, Mr. Taggart's beneficiary shall receive $35,000 per year for 20 years. If Mr. Taggart dies before retirement, the Company is also required to pay to his beneficiaries the sum of $175,000 under the agreement.

      The Company and Crouse Cartage Company are parties to an Employment Agreement with David D. Taggart, an Executive Vice President of the Company and Chairman and Chief Executive Officer of Crouse. The Employment Agreement provides for the employment at will of Mr. Taggart by TransFinancial. Under the Employment Agreement, Mr. Taggart is entitled to (a) salary of $143,000 per year, subject to increase by Crouse from time to time, (b) annual incentive compensation of 36% of base salary, or $51,667, based on achieving budgeted net income levels for Crouse or the Company, and an additional 7% of base salary, or $10,333, based on subjective criteria, (c) an interest free home loan from the Company to be forgiven in equal annual installments, (d) such stock options as the Company shall from time to time grant pursuant to stock option plans, and
(e) certain additional fringe and other benefits, including supplemental retirement benefits as described above. The Employment Agreement provides that if Mr. Taggart's employment is terminated by the Company without cause (as defined in the agreement) he will be entitled to an amount equal to his then existing base compensation and all related benefits for two years. The Employment Agreement also includes a non-competition provision for two years after termination. Under a separate agreement between the parties, Mr. Taggart is entitled to certain payments upon termination of Mr. Taggart's employment after a change of control of the Company or Crouse. Mr. Taggart is entitled to such payments if, within two years after such a change of control, Mr. Taggart's employment is terminated other than by Mr. Taggart for any reason other than death, permanent disability, retirement or Good Cause (as defined in the agreement), or is terminated by Mr. Taggart for Stated Cause (as defined in the agreement). In such event, Mr. Taggart is entitled to the following: (i) 2.99 times Mr. Taggart's average annual compensation over the three most recent years prior to the change of control, or such lesser period as Mr. Taggart shall have been employed, excluding any amount which would constitute an "excess parachute payment" under Section 280G of the Code, (ii) immediate 100% vesting of all incentive compensation provided or to be provided under the Employment Agreement, (iii) all benefits to which he would have been entitled upon normal retirement under the Supplemental Benefit Agreement described above and (iv) three years participation in certain medical and life insurance plans of the Company and Crouse.

     The Company and Presis are parties to an Employment Agreement with Kurt W. Huffman, Executive Vice President of the Company, President and Chief Executive Officer of Presis and President and Chief Executive Officer of UPAC. The Employment agreement provides for the employment at will of Mr. Huffman by the Company. Under the Employment Agreement, Mr. Huffman is entitled to (a) salary of $125,000 per year, subject to increase by the Company from time to time, (b) annual incentive compensation of 36% of base salary, or $45,000, based on achieving budgeted net income levels for the Company and an additional 7% of base salary, or $9,000, based on subjective criteria, (c) such stock options as the Company shall from time to time grant pursuant to stock option plans, (d) certain additional fringe and other benefits. The Employment Agreement provides that if Mr. Huffman's employment is terminated by the Company without good cause (as defined in the agreement), he will be entitled to his then existing base compensation and all related benefits for one year. The Employment Agreement also includes a non-compensation provision for one year after termination.
Under the Employment Agreement, Mr. Huffman is entitled to certain payments upon termination of Mr. Huffman's employment after a change of control of the Company. Mr. Huffman is entitled to such payments if, within one year after such a change of control, Mr. Huffman's employment is terminated other than by Mr. Huffman for any reason other than death, permanent disability, retirement or Good Cause (as defined in the agreement), or is terminated by Mr. Huffman for Stated Cause (as defined in the agreement). In such event, Mr. Huffman is entitled to the following: (i) 2.99 times Mr. Huffman's average annual compensation over the three most recent years prior to the change of control, or such lesser period as Mr. Huffman shall have been employed by the Company, excluding any amount which would constitute an "excess parachute payment" under
Section 280G of the Code, (ii) immediate 100% vesting of all incentive compensation provided or to be provided under the Employment Agreement, and
(iii) three years participation in certain medical and life insurance plans of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of June 2, 2000, unless otherwise indicated, with respect to the beneficial ownership of the Company's Common Stock by (a) persons known to the Company to be beneficial owners of 5% or more of the outstanding Common Stock, (b) executive officers listed in the Summary Compensation Table, (c) directors and nominees for director and (d) all directors and executive officers of the Company as a group.

     Name of Beneficial Owners                          Amount and
(and address of beneficial owners                       Nature of
other than executive officers,                          Beneficial       Percent
directors and nominees)                                 Ownership(1)     of

Class



Franklin Advisory Services
Charles B. Johnson
Rupert H. Johnson, Jr.
Franklin Resources, Inc.
777 Mariners Island Boulevard
San Mateo, CA  94404.................................265,000  (2)       8.08%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401..............................296,800  (3)       9.05%

Roy R. Laborde.......................................172,365  (7)       5.24%
care of TransFinancial Holdings, Inc.
8245 Nieman Road, Suite 100
Lenexa, KS 66214

Timothy P. O'Neil....................................205,360  (8)       6.17%
8245 Nieman Road, Suite 100
Lenexa, KS 66214

William D. Cox....................................... 84,000  (4)       2.55%
J. Richard Devlin....................................  6,000  (5)        .18%
Harold C. Hill, Jr................................... 11,500  (6)        .35%
Clark D. Stewart.....................................  4,000  (9)        .12%
David D. Taggart..................................... 20,000  (10)       .61%
Kurt W. Huffman...................................... 23,000  (11)       .70%
Directors and executive officers as a
   group (8 persons, including the above)............526,225  (12)     15.46%




   (1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed.

   (2) The shares shown in the table are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by Franklin Advisory Services, Inc. ("Franklin"), a subsidiary of Franklin Resources, Inc. ("FRI"). Franklin has all investment and/or voting power over the shares owned by such advisory clients and may be deemed the beneficial owner of the shares shown in the table. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FRI, the Principal Shareholders and Franklin disclaim any economic interest or beneficial ownership in any of the shares. The information contained in this footnote was obtained from the Amendment No. 3 to Schedule 13G filed by these persons on February 2, 2000.
   (3) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 296,800 shares, all of which shares are held in portfolios of four registered open-end investment companies, or in series of investment vehicles, all of which Dimensional serves as investment manager. Dimensional disclaims beneficial ownership of all such shares. The information as to the beneficial ownership of Dimensional was obtained from the Schedule 13G filed by that company on February 11, 2000.

   (4) Includes 15,000 shares subject to exercisable outstanding stock options.

   (5) Includes 5,000 shares subject to exercisable outstanding stock options.

   (6) Includes 4,500 shares in the Francile Hill Revocable Trust. Both Mr. Hill and Francile Hill are trustees and each has shared voting and investment power. Also includes 7,000 shares subject to exercisable outstanding stock options.

   (7) Includes 13,150 shares subject to exercisable outstanding stock options and 1,415 shares owned by and registered in the name of his wife, over which they share voting power but Mrs. Laborde retains sole investment power.

   (8) Includes 52,000 shares subject to exercisable outstanding stock options. Does not include 9,000 shares held in various irrevocable trusts for the benefit of Mr. O'Neil's children and over which he has no voting or investment power.

   (9) Includes 3,000 shares subject to exercisable outstanding stock options.

   (10)Represents 20,000 shares subject to exercisable outstanding stock options.

   (11)Includes 10,000 shares subject to exercisable outstanding stock options.

   (12)Includes a total of 125,150 shares subject to exercisable outstanding stock options.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company did not engage in any individual transactions or series of transactions with members of management or nominees for director during 1999 in which the amount involved exceeded $60,000.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)1. Financial Statements


       Included in Item 8, Part II of this Report -

       Consolidated Balance Sheets at December 31, 1999 and 1998

       Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

       Supplemental Financial Information (Unaudited) - Summary of
          Quarterly Financial Information for 1999 and 1998

 (a)2. Financial Statement Schedules


       Included in Item 14, Part IV of this Report -

       Financial Statement Schedules for the three years ended December 31, 1999:

       Schedule II - Valuation and Qualifying Accounts

      Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(a)3.  Exhibits


      The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K. The management contracts or compensatory plans or arrangements required to be filed at exhibits to this form pursuant Item 14(c) are contained in Exhibits 10(a), 10(b), 10(d), 10(s), 10(t), 10(u), 10(v), 10(w) and 10(x).


         Exhibit No.   Exhibit Description

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

             10(d) Registrant's 1998 Long-Term Incentive Plan.  Filed as
                   Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

             10(e) Receivables Purchase Agreement by and among APR Funding
                   Corporation, Universal Premium Acceptance Corporation, Anuhco, Inc., EagleFunding Capital Corporation, The First National Bank of Boston, dated December 31, 1996. Filed as
                   Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

             10(f) Amendment No. 4 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated May 29, 1998. Filed as Exhibit 10(a) to Registrant's Current Report on Form 8-K, dated May 29, 1998.

             10(g) Amendment No. 5 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated August 25, 1998. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter filed September 30, 1998.

             10(h) Amendment No. 6 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated September 11, 1998. Filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

             10(i) Amendment No. 7 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated July 14, 1999. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

             10(j) Amendment No. 8 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated October 8, 1999. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

             10(k)*Amendment No. 9 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated December 29, 1999.

             10(l)*Amendment No. 10 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated February 23, 2000.
             10(m)*Amendment No. 11 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated April 27, 2000.

             10(n)*Amendment No. 12 to Receivables Purchase Agreement by and
                   among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc Autobahn Funding Company LLC, DG Bank Deutsche Genossenschaftsbank AG, dated May 25, 2000.

             10(o)*Receivables Purchase Agreement by and among APR Funding
                   Corporation, Universal Premium Acceptance Corporation, Autobahn Funding Company LLC, DG Bank Deutsche
                   Genossenschaftsbank AG, dated December 31, 1996 as amended by Amendment Nos. 1 - 12 thereto.

             10(p) Secured Loan Agreement by and between Bankers Trust Company of Des Moines, Iowa and Crouse Cartage Company, dated January 5, 1998. Filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

             10(q) Stock Purchase Agreement, dated August 14, 1998, by and between TransFinancial Holdings, Inc. and certain members of the Crouse family. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

             10(r) Secured Loan Agreement by and between Bankers Trust of Des
                   Moines, Iowa, TransFinancial Holdings, Inc., and Crouse Cartage Company, dated March 25, 1999. Filed as Exhibit
                   10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

              10(s)Supplemental Benefit and Collateral Assignment Split-Dollar
                   Agreement dated January 18, 1997 by and between the Company and Timothy P. O'Neil. Filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              10(t)Employment Agreement dated July 2, 1998 by and between the
                   Company and Timothy P. O'Neil. Filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              10(u)Supplemental Benefit Agreement dated September 30, 1995 by and between the Company and David D. Taggart.  Filed as
                   Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              10(v)Employment Agreement dated April 27, 1998 by and among the
                   Company, Crouse Cartage Company and David D. Taggart. Filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              10(w)Agreement dated September 30, 1995 by and between the
                   Company and David D. Taggart. Filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              10(x)Amended and Restated Employment Agreement dated October 16,
                   1998 by and among the Company, Universal Premium Acceptance Corporation, Presis, L.L.C. and Kurt W. Huffman. Filed as
                   Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

              21* List of all subsidiaries of TransFinancial Holdings, Inc. the state of incorporation of each such subsidiary, and the names under which such subsidiaries do business.

           23*    Consent of Independent Accountants.

           27*     Financial Data Schedule.
 *Filed herewith.

 (b)         Reports on Form 8-K


 No reports on Form 8-K were filed during the quarter ended December 31, 1999.


                                  TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                          Additions

                                                Balance at        Charged         Charged                      Balance
                                                Beginning            to           to Other          Deduc-      at End
Description                                      of Year          Expense         Accounts         tions(1)    of Year

                                                                              (In Thousands)
Allowance for credit losses
  accounts (deducted from
    freight accounts receivable)
        Year Ended December 31 -
         1999...............................      $   387        $    (104)       $     --       $       (80)      $  203
         1998...............................          464              393              --              (470)         387
         1997...............................          419              120              --               (75)         464
Allowance for credit losses (deducted from
    finance accounts receivable)
       Year Ended December 31 -
         1999...............................      $   566        $   1,193        $     --       $      (889)      $  870
         1998...............................          499              827             343(2)         (1,103)         566
         1997...............................          769              950              --            (1,220)         499



    (1)Deduction for purposes for which reserve was created.
    (2)Allowance established as of May 29, 1998, the date of acquisition of Oxford Premium Finance, Inc.





                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  June 22, 2000                By         /s/Timothy P. O'Neil

                                               Timothy P. O'Neil,
                                               President, Chief Executive
                                               Officer and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Timothy P. O'Neil                President, Chief Executive Officer and

Timothy P. O'Neil                    Secretary (Principal Financial Officer)


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





June 22, 2000
Date of all signatures




                TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                EXHIBIT INDEX
Exhibit No.      Exhibit Description


10(k) Amendment No. 9 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated December 29, 1999.

10(l) Amendment No. 10 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated February 23, 2000.

10(m) Amendment No. 11 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc., EagleFunding Capital Corporation and BankBoston, N.A., dated April 27, 2000.

10(n) Amendment No. 12 to Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, TransFinancial Holdings, Inc Autobahn Funding Company LLC, DG Bank Deutsche
Genossenschaftsbank AG, dated May 25, 2000.

10(o) Receivables Purchase Agreement by and among APR Funding Corporation, Universal Premium Acceptance Corporation, Autobahn Funding Company LLC, DG Bank Deutsche Genossenschaftsbank AG, dated December 31, 1996 as amended by Amendment Nos. 1 - 12 thereto.

21    List of all Subsidiaries of TransFinancial Holdings, Inc.

23    Consent of Independent Accountants.

27    Financial Data Schedule.