Form 10-Q
period 2000-03-31
TRANSFINANCIAL HOLDINGS INC
filed 2000-07-06
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes (   )       No (X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at June 16, 2000

      Common stock, $0.01 par value                           3,278,291 Shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   2000                1999


Operating Revenues..........................................................    $   38,868           $ 39,857

Operating Expenses..........................................................        42,014             39,854


Operating Income (Loss).....................................................        (3,146)                 3


Nonoperating Income (Expense)
   Interest income..........................................................             6                 20
   Interest expense.........................................................          (436)              (256)
   Other....................................................................            --                 25

       Total nonoperating income (expense)..................................          (430)              (211)


Income (Loss) Before Income Taxes...........................................        (3,576)              (208)
Income Tax Provision (Benefit)..............................................            23                (36)

Net Income (Loss)...........................................................    $   (3,599)          $   (172)

Basic and Diluted Earnings (Loss) Per Share.................................    $   (1.10)           $  (0.04)


Basic Average Shares Outstanding............................................         3,277              3,837


Diluted Average Shares Outstanding..........................................         3,278              3,839


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share data)
                                                                                MARCH 31,        DECEMBER 31,
                                                                                   2000              1999

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and cash equivalents................................................     $      112          $   1,076
   Freight accounts receivable, less allowance
       for credit losses of $228 and $203...................................         15,807             14,373
   Finance accounts receivable, less allowance
       for credit losses of $909 and $870...................................         18,032             15,305
   Other current assets.....................................................          4,593              3,579

       Total current assets.................................................         38,544             34,333

Operating Property, at Cost:
   Revenue equipment........................................................         31,231             31,415
   Land.....................................................................          3,402              3,402
   Structures and improvements..............................................         12,175             11,336
   Other operating property.................................................         11,173             11,289

                                                                                     57,981             57,442
       Less accumulated depreciation........................................        (26,123)           (25,400)

           Net operating property...........................................         31,858             32,042

Intangibles, net of accumulated amortization................................          8,855              9,005
Other Assets................................................................          1,307              1,513
                                                                                 $   80,564          $  76,893


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $    5,526          $   2,673
   Line of credit borrowings................................................          4,500              3,659
   Accounts payable.........................................................          6,393              5,312
   Current maturities of long-term debt (Note 4)............................         14,500             14,800
   Accrued payroll and fringes..............................................          7,812              5,006
   Claims and insurance accruals............................................          1,494              1,361
   Other accrued expenses...................................................          3,393              3,686

       Total current liabilities............................................         43,618             36,497


Contingencies and Commitments (Note 6)......................................             --                 --

Shareholders' Equity  (Note 5)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,623,091 and 7,597,931 shares................................             76                 76
   Paid-in capital..........................................................          6,253              6,104
   Retained earnings........................................................         65,684             69,283
   Treasury stock 4,345,561 shares, at cost.................................        (35,067)           (35,067)

       Total shareholders' equity...........................................         36,946             40,396

                                                                                 $   80,564          $  76,893




             The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                     (In thousands) (Unaudited)
                                                                            2000               1999

Cash Flows From Operating Activities
  Net loss............................................................   $  (3,599)         $     (172)
  Adjustments to reconcile net loss to cash
   used in operating activities
    Depreciation and amortization.....................................       1,259               1,285
    Provision for credit losses.......................................         282                 256
    Deferred income tax benefit.......................................         (37)                (53)
    Other.............................................................          86                 (23)
    Net increase (decrease) from change in other
       working capital items affecting operating activities...........       1,398              (1,409)

                                                                              (611)               (116)

Cash Flows From Investing Activities
  Purchase of operating property, net.................................        (940)               (623)
  Origination of finance accounts receivable..........................     (52,111)            (48,388)
  Sale of finance accounts receivable.................................      37,530              36,682
  Collection of owned finance accounts receivable.....................      11,633              10,171
  Other...............................................................         135                 (10)

                                                                            (3,753)             (2,168)

Cash Flows From Financing Activities
  Cash overdrafts.....................................................       2,853              (1,976)
  Borrowings on long-term debt........................................          --               5,000
  Repayments on long-term debt........................................        (300)                 --
  Payments to acquire treasury stock..................................          --              (2,387)
  Borrowing on line of credit agreements, net.........................         841                  --
  Other...............................................................           6                  (5)

                                                                             3,400                 632

Net Decrease in Cash and Cash Equivalents.............................        (964)             (1,652)
Cash and Cash Equivalents at beginning of period......................       1,076               3,256

Cash and Cash Equivalents at end of period............................   $     112          $    1,604


Cash Paid During the Period for
  Interest............................................................   $     436          $      253
  Income taxes........................................................   $      15          $       28


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (In thousands)(Unaudited)


                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1998..................     $   76      $ 6,090    $  77,367     $(32,459)     $ 51,074

Net loss......................................         --           --       (8,084)          --        (8,084)

Issuance of shares under incentive plans......         --           14           --           (5)            9

Purchase of 683,241 shares of common stock....         --           --           --       (2,603)       (2,603)


Balance at December 31, 1999..................         76        6,104       69,283      (35,067)       40,396

Net loss......................................         --           --       (3,599)          --        (3,599)

Issuance of shares under incentive plans......         --            6           --           --             6

Issuance of shares under deferred
  compensation arrangements...................         --          143           --           --           143


Balance at March 31, 2000.....................     $   76      $ 6,253    $  65,684     $(35,067)     $ 36,946


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    PRINCIPLES OF CONSOLIDATION AND SIGNIFICANT ACCOUNTING POLICIES

      The unaudited condensed consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

      Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on July 7, 2000, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses in the first quarter of 2000 and for the years 1999 and 1998 and significantly reduced cash flows from operating activities in 1999 and 2000. In addition, the Company has violated certain covenants in its financing agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      Management believes that it will be successful in closing on the new credit facility and that the operational changes should result in improved operating results. However, there can be no assurance that the new credit facility will be successfully closed or that the operational changes will result in improved financial performance. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.    SEGMENT REPORTING

      The Company operates in two business segments: transportation and financial services. Other items are shown in the table below for purposes of reconciling to consolidated amounts (in thousands).

                                                   First Quarter

                                               Operating    Operating        Total
                                               RevenuesIncome (Loss)         Assets


Transportation                     2000        $  37,019   $  (3,126)     $   50,011
                                   1999           37,857         (10)         48,208

Financial Services                 2000            1,839         218          28,621
                                   1999            1,969         290          24,964

Total Segments                     2000           38,858      (2,908)         78,632
                                   1999           39,826         280          73,172

General Corporate and Other        2000               10        (238)          1,932
                                   1999               31        (277)          5,701

Consolidated                       2000           38,868      (3,146)         80,564
                                   1999           39,857           3          78,873

3.  PROPOSED MERGER

      On October 19, 1999, the Company executed a definitive agreement pursuant to which COLA Acquisitions, Inc. ("COLA"), a company newly formed by three TransFinancial directors, would acquire all of the Company stock not owned by such directors for $6.03 in cash. Effective February 18, 2000, COLA notified the Company that its bank financing necessary to consummate the proposed merger had been withdrawn. The receipt of financing by COLA was a condition to the consummation of the merger. As a result, the Merger Agreement was terminated.


4.    FINANCING AGREEMENTS

SECURITIZATION OF RECEIVABLES


      TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) have entered into a securitization agreement with a financial institution whereby undivided interests in a designated pool of accounts receivable can be sold on an ongoing basis. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had securitized receivables of $63.4 million and $61.3 million at March 31, 2000 and 1999. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. The securitized receivables are reflected as sold in the accompanying balance sheet.

      The terms of the agreement required UPAC to maintain a minimum book net worth of $20.0 million and contained restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution. The terms of the agreement also required the Company to maintain a minimum consolidated tangible net worth of $35 million and a minimum ratio of consolidated EBITDA to interest and securitization fees of 1.5 to 1.0. The Company was not in compliance with such financial covenants at March 31, 2000. The terms of the securitization agreement also required that UPAC maintain a default reserve at specified levels that serves as additional collateral. At March 31, 2000, approximately $7.2 million of owned finance receivables served as collateral under the default reserve provision.

      Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be sold under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. As a result of certain call provisions in the amended agreement, the receivables transferred under the agreement after the date of the amendment will not be reflected as sold in future balance sheets. The funds advanced under the amended agreement will be accounted for as secured borrowings.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10.0 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition.

SECURED LOAN AGREEMENTS


      In January 1998, Crouse Cartage Company entered into a three-year secured loan agreement with a commercial bank that provides for a $4.5 million working capital line of credit loan ("Working Capital Line"). The following table summarizes activity under the Working Capital Line in the first quarter ended March 31, 2000 and 1999 (in thousands, except percentages):
                                         First Quarter

                                         2000    1999

  Balance outstanding at end of period  $4,500  $  --
  Average amount outstanding..........  $4,421  $ 927
  Maximum month end balance outstanding $4,500  $2,414
  Interest rate at end of period......   8.75%   7.50%
  Weighted average interest rate......   8.50%   7.75%

      In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank which enabled the Company to borrow $10.0 million (the "Loan"), secured by freight accounts receivable and a second lien on revenue equipment. In March 1999, the Loan was amended and restated to increase the borrowing to $15.0 million. The proceeds of the Loan were used to repurchase shares of the Company's common stock and fund operations. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 8.75% at March 31, 2000. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter of $100,000 plus interest through maturity on September 30, 2000, when the balance outstanding becomes due. At March 31, 2000, the outstanding balance of $14.5 million was classified as current maturities of long-term debt.

      The terms of the Working Capital Line require TFH Logistics & Transportation Services, Inc. ("TFH L&T") to maintain a minimum consolidated tangible net worth of $27 million. The terms of the Loan required the Company to maintain a minimum consolidated tangible net worth of $35 million, a ratio of current assets to current liabilities of 1.25 to 1.00, a ratio of total liabilities to tangible net worth of 1.0 to 1.0, and contain restrictions on the payment of dividends without prior consent of the Lender. The Company and TFH L&T were not in compliance with such financial covenants at March 31, 2000.

5.    STOCK REPURCHASE

      In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. In 1999, a total of 683,241 shares had been repurchased at a cost of approximately $2.6 million.


6.    CONTINGENCIES AND COMMITMENTS

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

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

      The Company is also party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

      In 1998 and 1999, TFH L&T entered into a long-term operating leases for new and used tractors and new trailers. Lease terms are five years for tractors and seven years for trailers. Rental expense relating to these leases was $640,000 and $14,000 for the three months ended March 31, 2000 and 1999.
Minimum future rentals for operating leases are as follows: remaining nine months of 2000 - $1,799,000; 2001 - $2,399,000; 2002 - $2,399,000; 2003 -
$1,961,000; 2004 - $862,000; 2005 - $791,000; and thereafter - $501,000.
Additionally, TFH L&T has limited contingent rental obligations of $1,019,000 if the fair market value of such equipment at the end of the lease term is less than certain residual values. Such lease also requires TFH L&T to maintain tangible net worth of $26.0 million, increasing by $1.0 million per year beginning in 1999. TFH L&T was not in compliance with this covenant at March 31, 2000.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


                            RESULTS OF OPERATIONS
First quarter ended March 31, 2000 compared to the first quarter ended March 31,

1999


      TransFinancial operates primarily in two segments; transportation, through its subsidiary, TFH Logistics & Transportation Services, Inc. and its subsidiaries ("TFH L&T"); and financial services, through its subsidiary, UPAC.



TRANSPORTATION


Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                     Qtr. 1 2000
                                                        vs.
                                                     Qtr. 1 1999

Increase (decrease) from:
  Decrease in LTL tonnage........................     $ (980)
  Decrease in LTL revenue per hundredweight......       (725)
  Increase in truckload revenues.................        867

      Net increase (decrease)....................     $ (838)



      Less-than-truckload ("LTL") revenues declined 5.1% from $33.7 million for the first quarter of 1999 to $32.0 million for the first quarter of 2000. The principal cause of the decline was a 2.9% decrease in LTL tons hauled and a 2.2% decline in LTL revenue yield. Management believes the decline in LTL tons hauled and revenue yield was the result of targeted marketing of Crouse's customers by certain competitors due to uncertainty amongst shippers about TFH L&T's future resulting from the terminated management buyout, recent operating losses and covenant violations under its financing arrangements.*

      Truckload ("TL") operating revenues rose 20.9% from $4.2 million for the first quarter of 1999 to $5.0 million for the first quarter of 2000. The increase in truckload revenues was the result of a 10.1% increase in the number of loads hauled and a 10.8% improvement in revenue per shipment. The increases in TL shipments and revenues were due to improved focus on this market resulting from the Company's restructuring of its TL operations as a separate subsidiary. Also, the first quarter 1999 TL revenues were depressed due to the temporary closing of a meat processing plant operated by one of Crouse's customers.


Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                            Percent of Operating Revenue

                                                                  First Quarter

                                                                 2000         1999

Salaries, wages and employee benefits....................        63.9%        60.0%
Operating supplies and expenses..........................        16.7%        13.3%
Operating taxes and licenses.............................         1.3%         0.8%
Insurance and claims.....................................         2.1%         2.0%
Depreciation.............................................         2.8%         2.8%
Purchased transportation and rents.......................        21.6%        21.1%


    Total operating expenses.............................       108.4%       100.0%




      TFH L&T's operating expenses as a percentage of operating revenue, or operating ratio, increased in the first quarter of 2000, in relation to the comparable period of 1999. The deterioration in operating ratio occurred principally in two cost categories: salaries, wages and employee benefits; and operating supplies and expenses. Operating expenses as a percentage of revenue were also higher for all cost categories as the result of dividing their fixed cost components by lower revenues in the first quarter of 2000.

      Salaries, wages and employee benefits increased 4.1% from $22.7 million for the first quarter of 1999 to $23.6 million for the first quarter of 2000. The increase in the first quarter of 2000 was principally the result of a scheduled increase in union wages and benefits effective April 1, 1999, pursuant to the Crouse's collective bargaining agreement and increased utilization of Company drivers and tractors to provide transportation of freight between terminals ("linehaul transportation") and decreased its utilization of owner-operator leased equipment.

      Operating supplies and expenses increased 23.1% from $5.0 million for the first quarter of 1999 to $6.2 million for the first quarter of 2000. The increase in the first quarter was primarily the result of increases in diesel fuel prices, as well as increased general supplies and expenses.

      The Company's transportation net loss for the first quarter of 2000 was $1,866,000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net loss of $31,000 for the first quarter of 1999, as a result of the decrease in operating revenues and increases in operating expenses discussed above.


FINANCIAL SERVICES
      For the first quarter of 2000, UPAC reported operating income of $218,000 on net financial services revenue of $1.8 million, as compared to operating income of $290,000 on net revenue of $2.0 million for the comparable period of 1999. The decrease in net financial services revenue and operating income in 2000 was primarily the result of increased costs of funds under UPAC's securitization agreement. These decreases were offset in part by increased average total receivables outstanding. The growth in average total receivables was due to the addition of marketing representatives since the beginning of 1999 and increased finance contracts in existing markets. Operating expenses were lower by 3.5% in the first quarter of 2000 from the same period in 1999, due principally to increased productivity achieved through UPAC's investments in technology.

      UPAC reported net income of $141,000 for the first quarter of 2000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to net income of $167,000 for the first quarter of 1999, as a result of decreased revenues that more than offset decreased operating expenses as discussed above.


OTHER


      As a result of the Company's use of funds for the stock repurchases, interest earnings on invested funds were substantially lower in the first quarter of 2000 than in the same period of 1999. Interest expense increased substantially in the first quarter of 2000 due to additional borrowings on long-term debt incurred to repurchase stock and fund operations in 1999, increased working capital borrowings in 2000 and increased interest rates on borrowings in the first quarter of 2000.

      TransFinancial's effective income tax provision (benefit) rate for the first quarter of 2000 was 6%, as compared to (17)% for the comparable period of 1999. In the first quarter of 2000, the Company's income tax provision was $23,000 on a pre-tax loss of $3.6 million, primarily as a result of a $1.4 million increase in its valuation allowance provided against consolidated deferred tax assets. The effective income tax rates for each period were a lower percentage than the statutory rate due to the impact of non-deductible amortization of intangibles and meals and entertainment expenses.


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

      With respect to statements in Part II - Item 1 regarding the outcome of claims and litigation, such statements are subject to a number of risks and uncertainties, including without limitation the difficulty of predicting the results of the discovery process and the final resolution of ongoing claims and litigation.

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


                             FINANCIAL CONDITION


      As of March 31, 2000, the Company's net working capital deficit was $5.1 million as compared to $2.2 million as of December 31, 1999. The Company's current ratio was 0.9 and its ratio of total liabilities to tangible net worth was 1.6 as of March 31, 2000, as compared to a current ratio of 0.9 and a ratio of total liabilities to tangible net worth of 1.2 as of December 31, 1999. Cash used by operating activities increased in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, due to current operating losses in the Company's transportation operations.

      The Company has experienced operating losses in first quarter of 2000, and for the years 1999 and 1998 and significantly reduced cash flows from operating activities in 1999 and 2000. In addition, the Company has violated certain covenants in its financing agreements. The report of the Company's Independent Accountants included in TransFinancial's Annual Report on Form 10-K for the year ended December 31, 1999, contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

      A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the sale of undivided interests in a designated pool of receivables on an ongoing basis under a receivables securitization agreement. As of March 31, 2000, $63.4 million of such receivables had been sold.

      Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be financed under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. Receivables transferred prior to the amendment were accounted for as sold, removed from the balance sheet and a gain on sale was recognized for the discounted interest strip retained as of the date of transfer. As a result of certain call provisions in the amended agreement, the receivables transferred under the amended agreement will not be reflected as sold in future balance sheets. The funds advanced will be accounted for as secured borrowings and earnings on receivables financed will be recognized on an interest earned basis over the term of the finance contracts. This change will have no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition will however be changed. The effect of this change on operating results in 2000 could be material.*

     Crouse has a three-year secured loan agreement with a commercial bank that provides for a $4.5 million working capital line of credit loan, ("Working Capital Line"). Borrowings on the Working Capital Line bear interest at 25 basis points below the bank's prime rate. The interest rate was 8.75% at March 31, 2000. As of March 31, 2000, borrowings of $4,500,000 were outstanding under the Working Capital Line. Crouse's banking arrangements with its primary bank provide for automatic borrowing under the Working Capital Line to cover checks presented in excess of collected funds. On certain occasions the timing of cash disbursements and cash collections results in a net cash overdraft. The outstanding checks representing such overdrafts are generally funded from the next days cash collections, or if not sufficient, from borrowings on the Working Capital Line.

      In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. In March 1999, the Company amended and restated this agreement increasing the borrowings to $15 million. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 8.75% at March 31, 2000. The terms of the Loan provide for monthly payments of interest only through September 30, 1999, with monthly principal payments thereafter on $100,000 plus interest through maturity on September 30, 2000.

      The Company and Crouse were not in compliance with certain financial covenants, minimum tangible net worth and ratio total liability to equity, required by the Working Capital Line and the Loan as of March 31, 2000. Management is in the process of negotiating a new $30 million credit facility for TFH L&T that, if closed, would enable it to repay its working capital line of credit and term loan and provide additional liquidity.

      The Company had a working capital deficit at March 31, 2000, and was not in compliance with certain covenants in its financing agreements and was experiencing reduced cash flows from operating activities. In order to remedy the working capital deficit and covenant violations, management is in the process of negotiating a new $30 million credit facility for TFH L&T that would enable it to pay off its existing financing arrangements and provide additional liquidity. In addition, the Company has effected changes in its operations intended to bring operating expenses in line with operating revenue levels, and to increase the levels of revenues. Management believes that the new credit facility, if closed, together with the changes in operations should provide sufficient funds to meet the Company's short-term and long-term cash requirements.* If the Company is unable to close on the new credit facility, or is unsuccessful in effecting the operational changes to improve operating results, the Company will suffer increased liquidity problems in the future.*

      In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. In 1999, a total of 683,241 shares had been repurchased at a cost of $2.6 million. The repurchase of these shares was funded from the proceeds of the additional term loan borrowings described above.

      As announced by the Company in a press release dated June 21, 1999, three TransFinancial directors, the Company's Chairman, Vice-Chairman and President, presented a proposal to the Board of Directors of the Company by which they would agree to acquire all of the outstanding stock of the Company for $5.25 per share in cash. The Board of Directors appointed a Special Committee of the independent directors to consider this proposal and other options. The Special Committee engaged the general counsel of the Company as legal counsel and engaged a financial advisor to assist it in evaluating the proposal and other strategic options. On October 19, 1999, the Company executed a definitive agreement pursuant to which COLA Acquisitions, Inc. ("COLA"), a company newly formed by the three TransFinancial directors, would acquire all of the Company stock not owned by such directors for $6.03 in cash. Effective February 18, 2000, COLA notified the Company that its bank financing necessary to consummate the proposed merger had been withdrawn. The receipt of financing by COLA was a condition to the consummation of the merger. As a result, the Merger Agreement was terminated.

      Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The claims against Crouse are currently under investigation. Based on the information presently known to the Company, management does not believe these suits will have a material adverse effect on the financial condition, liquidity or results of operations of the Company. The Company believes that it is highly likely that any liability resulting from this litigation will be funded within the limits of Crouse's primary and excess liability insurance policies which provide a total coverage of $20 million.*
      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings -- Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. The claims against Crouse are currently under investigation. Based on the information presently known to the Company, management does not believe these suits will have a material adverse effect on the financial condition, liquidity or results of operations of the Company. The Company believes that it is highly likely that any liability resulting from this litigation will be funded within the limits of Crouse's primary and excess liability insurance policies which provide a total coverage of $20 million.*

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*



Item 2.   Changes in Securities -- None



Item 3.   Defaults Upon Senior Securities -- None



Item 4.   Submission of Matters to Vote of  Security Holders -- None



Item 5.   Other Information -- None

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

27*        Financial Data Schedule.

     (b)     Reports on Form 8-K -

Current Report on Form 8-K, filed February 22, 2000, reporting termination of Merger Agreement with COLA Acquisitions, Inc.

Current Report on Form 8-K, filed March 16, 2000, announcing the date of the Company's Annual Meeting of Shareholders.





                              (SIGNATURE)


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TransFinancial Holdings, Inc.

                                                      Registrant


                                          By:     /s/ Timothy P. O'Neil
                                                   Timothy P. O'Neil, President
&                                                  Chief Executive Officer
                                                 (Principal executive and
                                                 financial officer)



Date: June 22, 2000