Form 10-Q
period 2000-06-30
TRANSFINANCIAL HOLDINGS INC
filed 2000-08-14
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

               Class                               Outstanding at August 7, 2000


      Common stock, $0.01 par value                           3,278,291 shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   2000                1999


Operating Revenues..........................................................    $   38,777           $ 40,261

Operating Expenses..........................................................        41,659             40,438


Operating Income (Loss).....................................................        (2,882)              (177)


Nonoperating Income (Expense)
   Interest income..........................................................             3                 27
   Interest expense.........................................................          (525)              (290)
   Other....................................................................            --                (15)

       Total nonoperating income (expense)..................................          (522)              (278)


Income (Loss) Before Income Taxes...........................................        (3,404)              (455)
Income Tax Provision (Benefit)..............................................            21               (134)

Net Income (Loss)...........................................................    $   (3,425)          $   (321)

Basic and Diluted Earnings (Loss) Per Share.................................    $   (1.05)           $  (0.09)



Basic Average Shares Outstanding............................................         3,278              3,612



Diluted Average Shares Outstanding..........................................         3,290              3,613


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   2000                1999


Operating Revenues..........................................................    $   77,645           $ 80,118

Operating Expenses..........................................................        83,673             80,291


Operating Income (Loss).....................................................        (6,028)              (173)


Nonoperating Income (Expense)
   Interest income..........................................................             8                 48
   Interest expense.........................................................          (961)              (546)
   Other....................................................................            --                  9

       Total nonoperating income (expense)..................................          (953)              (489)


Income (Loss) Before Income Taxes...........................................        (6,981)              (662)
Income Tax Provision (Benefit)..............................................            43               (169)

Net Income (Loss)...........................................................    $   (7,024)          $   (493)

Basic and Diluted Earnings (Loss) Per Share.................................    $   (2.14)           $  (0.14)



Basic Average Shares Outstanding............................................         3,278              3,612



Diluted Average Shares Outstanding..........................................         3,422              3,613


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share data)
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   2000              1999

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and cash equivalents................................................     $      550          $   1,076
   Freight accounts receivable, less allowance
       for credit losses of $211 and $203...................................         15,127             14,373
   Finance accounts receivable, less allowance
       for credit losses of $1,552 and $870 (Note 3)........................         82,948             15,305
   Other current assets.....................................................          3,801              3,579

       Total current assets.................................................        102,406             34,333

Operating Property, at Cost:
   Revenue equipment........................................................         30,987             31,415
   Land.....................................................................          3,402              3,402
   Structures and improvements..............................................         12,352             11,336
   Other operating property.................................................         11,224             11,289

                                                                                     57,965             57,442
       Less accumulated depreciation........................................        (26,981)           (25,400)

           Net operating property...........................................         30,984             32,042

Intangibles, net of accumulated amortization................................          9,239              9,005
Other Assets................................................................          1,362              1,513
                                                                                 $  143,991          $  76,893


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $    3,537          $   2,673
   Secured borrowings.......................................................         72,284              3,659
   Accounts payable.........................................................          9,002              5,312
   Current maturities of long-term debt (Note 3)............................             --             14,800
   Accrued payroll and fringes..............................................          8,108              5,006
   Claims and insurance accruals............................................            933              1,361
   Other accrued expenses...................................................          2,405              3,686

       Total current liabilities............................................         96,269             36,497


Long-term Debt..............................................................         14,200                 --

Contingencies and Commitments (Note 5)......................................             --                 --

Shareholders' Equity  (Note 4)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,623,852 and 7,597,931 shares................................             76                 76
   Paid-in capital..........................................................          6,254              6,104
   Retained earnings........................................................         62,259             69,283
   Treasury stock 4,345,561 shares, at cost.................................        (35,067)           (35,067)

       Total shareholders' equity...........................................         33,522             40,396

                                                                                 $  143,991          $  76,893




             The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                     (In thousands) (Unaudited)
                                                                            2000               1999

Cash Flows From Operating Activities
  Net loss............................................................   $  (7,024)         $     (493)
  Adjustments to reconcile net loss to cash
   used in operating activities
    Depreciation and amortization.....................................       2,488               2,526
    Provision for credit losses.......................................         714                 559
    Deferred income tax benefit.......................................          --                (227)
    Other.............................................................          95                  23
    Net increase (decrease) from change in other
       working capital items affecting operating activities...........       4,148                 (41)

                                                                               421               2,347

Cash Flows From Investing Activities
  Purchase of operating property, net.................................      (1,153)             (1,269)
  Origination of finance accounts receivable..........................    (101,093)           (101,361)
  Sale of finance accounts receivable.................................      37,530              74,622
  Collection of owned finance accounts receivable.....................      62,428              21,542
  Other...............................................................        (455)               (137)

                                                                            (2,743)             (6,603)

Cash Flows From Financing Activities
  Cash overdrafts.....................................................         864                 228
  Borrowings on long-term debt........................................          --               5,000
  Repayments on long-term debt........................................        (600)                 --
  Payments to acquire treasury stock..................................          --              (2,603)
  Borrowing on secured credit agreements, net.........................       1,525                 346
  Other...............................................................           7                  (4)

                                                                             1,796               2,967

Net Decrease in Cash and Cash Equivalents.............................        (526)             (1,289)
Cash and Cash Equivalents at beginning of period......................       1,076               3,256

Cash and Cash Equivalents at end of period............................   $     550          $    1,967


Cash Paid During the Period for
  Interest............................................................   $     961          $      546
  Income taxes........................................................   $      25          $       29


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (In thousands) (Unaudited)


                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1998..................     $   76      $ 6,090    $  77,367     $(32,459)     $ 51,074

Net loss......................................         --           --       (8,084)          --        (8,084)

Issuance of shares under incentive plans......         --           14           --           (5)            9

Purchase of 683,241 shares of common stock....         --           --           --       (2,603)       (2,603)


Balance at December 31, 1999..................         76        6,104       69,283      (35,067)       40,396

Net loss......................................         --           --       (7,024)          --        (7,024)

Issuance of shares under incentive plans......         --            7           --           --             7

Issuance of shares under deferred
  compensation arrangements...................         --          143           --           --           143


Balance at June 30, 2000......................     $   76      $ 6,254    $  62,259     $(35,067)     $ 33,522


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

      Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on July 6, 2000, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses in the first six months of 2000 and for the years 1999 and 1998 and significantly reduced cash flows from operating activities in 1999 and 2000. In addition, the Company has violated certain covenants in its financing agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's ability to continue as a going concern is ultimately dependent on its ability to refinance its outstanding debt with new lenders and make changes in its operations to allow it to operate profitably and sustain positive operating cash flows. Effective May 26, 2000, UPAC entered into a new receivable securitization agreement (See Note 3). Effective July 6, 2000, the Company executed an Amended and Restated Secured Loan Agreement that provides approximately $21 million of credit for one year and waives the existing covenant violations under its prior credit agreements. Management continues to seek replacement financing that would enable it to repay its secured loan agreement and provide additional liquidity. The Company has also effected changes in its operations intended to bring operating expenses in line with operating revenue levels and to increase the levels of revenues.

      Management believes that it will be successful in closing on replacement financing and that the operational changes should result in improved operating results. However, there can be no assurance that replacement financing will be successfully closed or that the operational changes will result in improved financial performance. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.    SEGMENT REPORTING

      The Company operates in two business segments: transportation and financial services. Other items are shown in the table below for purposes of reconciling to consolidated amounts (in thousands).

                                                   Second quarter                  Six Months

                                               Operating    Operating      Operating    Operating       Total
                                               RevenuesIncome (Loss)        Revenues  Income (Loss)      Assets


Transportation                     2000        $  37,444   $  (1,750)         74,463      (4,875)    $ 48,088
                                   1999           38,013        (349)         75,869        (359)      47,575

Financial Services                 2000            1,324        (871)          3,163        (653)      93,742
                                   1999            2,220         490           4,189         780       27,969

Total Segments                     2000           38,768      (2,621)         77,626      (5,528)     141,830
                                   1999           40,233         141          80,058         421       75,544

General Corporate and Other        2000                9        (261)             19        (500)       2,161
                                   1999               28        (318)             60                    6,182

Consolidated                       2000           38,777      (2,882)         77,645      (6,028)     143,991
                                   1999           40,261           3          80,118        (613)      81,726


3.    FINANCING AGREEMENTS

SECURITIZATION OF RECEIVABLES


      TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) have entered into a securitization agreement with a financial institution whereby undivided interests in a designated pool of accounts receivable can be transferred on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be sold under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. As a result of certain call provisions in the amended agreement, the receivables transferred under the agreement after the date of the amendment are not reflected as sold in subsequent balance sheets. The funds advanced under the amended agreement are accounted for as secured borrowings. The purchaser permits principal collections to be reinvested in new financing agreements. The Company had transferred receivables of $67.3 million at June 30, 2000. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. Previously the transferred receivables were reflected as sold. As of December 31, 1999, $63.9 million of receivables had been transferred and were considered sold.

      The terms of the securitization agreement also required that UPAC maintain a default reserve at specified levels that serves as additional collateral. At June 30, 2000, approximately $7.6 million of owned finance receivables served as collateral under the default reserve provision.
      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10.0 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. UPAC was in compliance with such covenants at June 30, 2000.

SECURED LOAN AGREEMENTS


      In January 1998, Crouse Cartage Company entered into a three-year secured loan agreement with a commercial bank that provides for a $4.5 million working capital line of credit loan ("Working Capital Line"). The following table summarizes activity under the Working Capital Line in the second quarter and six months ended June 30, 2000 and 1999 (in thousands, except percentages):

                                         Second quarter      Six Months

                                         2000    1999        2000     1999

  Balance outstanding at end of period      $   5,034      $  346     $5,034
  $   346
  Average amount outstanding..........  $4,678  $ 115      $4,550     $521
  Maximum month end balance outstanding     $   5,034      $  346     $5,034
  $   2,414
  Interest rate at end of period......   9.25%   7.25%       9.25%    7.25%
  Weighted average interest rate......   9.01%   7.50%       8.76%    7.72%


      In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank which enabled the Company to borrow $10.0 million (the "Loan"), secured by freight accounts receivable and a second lien on revenue equipment. In March 1999, the Loan was amended and restated to increase the borrowing to $15.0 million. The proceeds of the Loan were used to repurchase shares of the Company's common stock and fund operations. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 9.25% at June 30, 2000.

      Effective July 6, 2000, the Company executed an Amended and Restated Secured Loan Agreement (the "Loan Agreement") that provides approximately $21 million of credit, including the term loan of $14.2 million, the Working Capital Line of $4.5 million and a new bridge loan of $2.2 million. The Loan Agreement is secured by freight accounts receivable, revenue equipment, mortgages on real property and the stock of UPAC. The Loan Agreement bears interest at 25 basis points below the bank's prime rate.

      The terms of the Working Capital Line require TransFinancial to maintain a minimum consolidated tangible net worth of $23 million, a ratio of current assets to current liabilities of 1.0 to 1.0, a ratio of debt to tangible net worth of 1.2 to 1.0, and contain restrictions on the payment of dividends without prior consent of the Lender.

4.    STOCK REPURCHASE

      In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. In 1999, a total of 683,241 shares had been repurchased at a cost of approximately $2.6 million.


5.    CONTINGENCIES AND COMMITMENTS

      Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, Deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. These suits were settled by Crouse's insurance carrier without additional charges to Crouse.

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The defendant filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties by the defendants. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

      The Company is also party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

      In 1998 and 1999, TFH L&T entered into a long-term operating leases for new and used tractors and new trailers. Lease terms are five years for tractors and seven years for trailers. Rental expense relating to these leases was $1,215,000 and $832,000 for the six months ended June 30, 2000 and 1999.
Minimum future rentals for operating leases are as follows: remaining six months of 2000 - $1,199,000; 2001 - $2,399,000; 2002 - $2,399,000; 2003 - $1,961,000;
2004 - $862,000; 2005 - $791,000; and thereafter - $501,000.  Additionally, TFH
L&T has limited contingent rental obligations of $1,019,000 if the fair market value of such equipment at the end of the lease term is less than certain residual values. Such lease also requires TFH L&T to maintain tangible net worth of $26.0 million, increasing by $1.0 million per year beginning in 1999. TFH L&T was not in compliance with this covenant at June 30, 2000.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


                            RESULTS OF OPERATIONS

Second quarter ended June 30, 2000 compared to the second quarter ended June 30,

1999 and the six months ended June 30, 2000 compared to the six months ended

June 30, 1999


      TransFinancial operates primarily in two segments; transportation, through its subsidiary, TFH Logistics & Transportation Services, Inc. and its subsidiaries ("TFH L&T"); and financial services, through its subsidiary, Universal Premium Acceptance Corporation ("UPAC").



TRANSPORTATION
Operating Revenue - The changes in transportation operating revenue are summarized in the following table (in thousands):
                                                    Qtr. 2 2000  Six Months 2000
                                                        vs.          vs.
                                                    Qtr. 2 1999  Six Months 1999

Increase (decrease) from:
  Decrease in LTL tonnage........................  $  (1,137)      $ (2,119)
  Decrease in LTL revenue per hundredweight......       (522)        (1,222)
  Increase in truckload revenues.................      1,090          1,935

      Net increase (decrease)....................  $    (569)      $ (1,406)



      Less-than-truckload ("LTL") revenues declined 4.9%, from $33.8 million for the second quarter of 1999 to $32.2 million for the second quarter of 2000, and 5.0%, from $67.5 million for the first six months of 1999 to $64.2 million for the first half of 2000. The principal causes of the declines in the periods of 2000 were a more than three percent decrease in LTL tons hauled and a decline in LTL revenue yield. Management believes the decline in LTL tons hauled and revenue yield was the result of targeted marketing of Crouse's customers by certain competitors due to uncertainty amongst shippers about TFH L&T's future resulting from the terminated management buyout, recent operating losses and covenant violations under its financing arrangements.*

      Truckload ("TL") operating revenues rose 26.1%, from $4.2 million for the second quarter of 1999 to $5.3 million for the second quarter of 2000, and 23.2%, from $8.3 million for the first six months of 1999 to $10.3 million for the same period in 2000. The increases in TL shipments and revenues were due to improved focus on this market resulting from the Company's restructuring of its TL operations as a separate subsidiary. Also, the 1999 TL revenues were depressed due to the temporary closing of a meat processing plant operated by one of Crouse's customers.


Operating Expenses - A comparative summary of transportation operating expenses as a percent of transportation operating revenue follows:

                                                                           Percent of Operating Revenue

                                                                  Second quarter               Six Months

                                                                 2000         1999         2000          1999

Salaries, wages and employee benefits....................        63.2%        58.9%        63.6%        59.4%
Operating supplies and expenses..........................        14.2%        14.5%        15.4%        13.9%
Operating taxes and licenses.............................         1.2%         1.1%         1.3%         1.0%
Insurance and claims.....................................         2.1%         2.4%         2.1%         2.2%
Depreciation.............................................         2.8%         2.7%         2.8%         2.8%
Purchased transportation and rents.......................        21.2%        21.3%        21.4%        21.2%


    Total operating expenses.............................       104.7%       100.9%       106.5%       100.5%




      TFH L&T's operating expenses as a percentage of operating revenue, or operating ratio, increased in the second quarter of 2000, in relation to the comparable period of 1999. The deterioration in operating ratio occurred principally in two cost categories: salaries, wages and employee benefits; and operating supplies and expenses. Operating expenses as a percentage of revenue were also higher for all cost categories as the result of dividing their fixed cost components by lower revenues in the second quarter of 2000.

      Salaries, wages and employee benefits increased 5.7% from $22.4 million for the second quarter of 1999 to $23.7 million for the second quarter of 2000. The increase in the second quarter of 2000 was principally the result of a scheduled increase in union wages and benefits effective April 1, 2000, pursuant to the Crouse's collective bargaining agreement and increased utilization of Company drivers and tractors to provide transportation of freight between terminals ("linehaul transportation") and decreased utilization of owner-operator leased equipment. Salaries, wages and employee benefits increased 4.9% from $45.1 million for the six months of 1999 to $47.3 million for the six months of 2000 due principally to the same causes as discussed for the second quarter.

      Operating supplies and expenses increased 9.3% from $10.5 million for the first six months of 1999 to $11.5 million for the first half of 2000. The increase in 2000 was primarily the result of increases in diesel fuel prices, as well as increased general supplies and expenses, particularly in the first quarter of 2000.

      The Company's transportation net loss for the second quarter of 2000 was $1,148,000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net loss of $188,000 for the second quarter of 1999, as a result of the decrease in operating revenues and increases in operating expenses discussed above. The Company's transportation net loss for the six months of 2000 was $3,013,000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net loss of $246,000 for the first half of 1999, as a result of the decrease in operating revenues and increases in operating expenses discussed above.


FINANCIAL SERVICES


      For the second quarter of 2000, UPAC reported an operating loss of $871,000 on net financial services revenue of $1.3 million, as compared to operating income of $490,000 on net revenue of $2.2 million for the comparable period of 1999. For the six months of 2000, UPAC reported an operating loss of $653,000 on net financial services revenue of $3.2 million, as compared to operating income of $780,000 on net revenue of $4.2 million for the comparable period of 1999. The decreases in net financial services revenue and operating income in 2000 was primarily the result of transition from gain on sale treatment of receivables transferred under UPAC's previous securitization agreement to secured borrowing treatment under the agreement as amended. This change had no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition was changed. The non-cash effect on net financial services revenues and operating loss for the second quarter and six months of 2000 was approximately $500,000. Also, reducing net financial services revenues and operating income were increased costs of funds under UPAC's securitization agreement and fees and expenses relating to the extension and replacement of the previous securitization agreement. These decreases were offset in part by increased average total receivables outstanding. The growth in average total receivables was due to the addition of marketing representatives since the beginning of 1999 and increased finance contracts in existing markets.

      UPAC reported a net loss of $617,000 for the second quarter of 2000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to net income of $259,000 for the second quarter of 1999, and a net loss of $476,000 for the six months of 2000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to net income of $425,000 for the same period of 1999, as a result of the factors discussed above.


OTHER


      Interest expense increased substantially in the second quarter and six months of 2000 due to additional borrowings on long-term debt incurred to repurchase stock and fund operations in 1999, increased working capital borrowings in 2000 and increased interest rates on borrowings in 2000.

      In the second quarter and six months of 2000, the Company's income tax provision was $21,000 and $43,000 on a pre-tax losses of $3.4 million and $7.0 million, primarily as a result of increases in its valuation allowance provided against consolidated deferred tax assets.


FORWARD-LOOKING STATEMENTS


      The Company believes certain statements contained in this Quarterly Report on Form 10-Q which are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-Q. These statements can often be identified by the use in such statements of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "could," "intends," "plans," "estimates," or "anticipates," or the negative thereof, or comparable terminology. Certain of such statements contained herein are marked by an asterisk ("*") or otherwise specifically identified herein. In addition, the Company believes certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact may constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and
(iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those anticipated in such statements. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that relate to such results or actions. Other factors, which are not identified herein, could also have such an effect.

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

      With respect to statements in "Financial Condition" regarding the adequacy of the Company's capital resources, such statements are subject to a number of risks and uncertainties including, without limitation: the ability of management to effect operational changes to improve the future economic performance of the Company (which is dependent in part upon the factors described above); the ability of management to obtain replacement financing, the ability of the Company and its subsidiaries to comply with the covenants contained in the financing agreements; future acquisitions of other businesses not currently anticipated by management of the Company; and other material expenditures not currently anticipated by management.

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


                             FINANCIAL CONDITION


      As of June 30, 2000, the Company's net working capital was $6.1 million as compared to a working capital deficit of $2.2 million as of December 31, 1999. The Company's current ratio was 1.1 and its ratio of total liabilities to tangible net worth was 4.6 as of June 30, 2000, as compared to a current ratio of 0.9 and a ratio of total liabilities to tangible net worth of 1.2 as of December 31, 1999. Cash provided by operating activities decreased in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, due primarily to current operating losses in the Company's transportation operations.

      The Company has experienced operating losses in second quarter of 2000, and for the years 1999 and 1998 and significantly reduced cash flows from operating activities in 1999 and 2000. In addition, the Company has violated certain covenants in its financing agreements. The report of the Company's Independent Accountants included in TransFinancial's Annual Report on Form 10-K for the year ended December 31, 1999, contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's ability to continue as a going concern is ultimately dependent on its ability to refinance its outstanding debt with new lenders and make changes in its operations to allow it to operate profitably and sustain positive operating cash flows. Effective May 26, 2000, UPAC entered into a new receivable securitization agreement (See Note 3 of Notes to Consolidated Financial Statements). Effective July 6, 2000, the Company executed an Amended and Restated Secured Loan Agreement that provides approximately $21 million of credit for one year and waives the existing covenant violations under its prior credit agreements. Management continues to seek replacement financing that would enable it to repay its secured loan agreement and provide additional liquidity. The Company has also effected changes in its operations intended to bring operating expenses in line with operating revenue levels and to increase the levels of revenues.

      Management believes that it will be successful in closing on replacement financing and that the operational changes should result in improved operating results. However, there can be no assurance that replacement financing will be successfully closed or that the operational changes will result in improved financial performance. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the transfer of undivided interests in a designated pool of receivables on an ongoing basis under a receivables securitization agreement. As of June 30, 2000, $67.3 million of such receivables had been sold.

      Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be financed under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. Receivables transferred prior to the amendment were accounted for as sold, removed from the balance sheet and a gain on sale was recognized for the discounted interest strip retained as of the date of transfer. As a result of certain call provisions in the amended agreement, the receivables transferred under the amended agreement are not reflected as sold in future balance sheets. The funds advanced are accounted for as secured borrowings and earnings on receivables financed are recognized on an interest earned basis over the term of the finance contracts. This change will have no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition will however be changed. The effect of this change on operating results in 2000 could be material.*

      Crouse had a three-year secured loan agreement with a commercial bank that provided for a $4.5 million working capital line of credit loan, ("Working Capital Line"). Borrowings on the Working Capital Line bear interest at 25 basis points below the bank's prime rate. The interest rate was 9.25% at June 30, 2000. As of June 30, 2000, borrowings of $4,500,000 were outstanding under the Working Capital Line. Crouse's banking arrangements with its primary bank provide for automatic borrowing under the Working Capital Line to cover checks presented in excess of collected funds. On certain occasions the timing of cash disbursements and cash collections results in a net cash overdraft. The outstanding checks representing such overdrafts are generally funded from the next days cash collections, or if not sufficient, from borrowings on the Working Capital Line.

      In September 1998, the Company entered into a two-year secured loan agreement with the same commercial bank to borrow $10.0 million (the "Loan"). Freight accounts receivable and a second lien on revenue equipment are pledged as collateral for the Loan. In March 1999, the Company amended and restated this agreement increasing the borrowings to $15 million. The Loan bears interest at 25 basis points below the bank's prime rate. The interest rate was 9.25% at June 30, 2000.

      Effective July 6, 2000, the Company executed an Amended and Restated Secured Loan Agreement that provides approximately $21 million of credit for one year and waives the existing covenant violations under its prior credit agreements. Management continues to seek replacement financing that would enable it to repay its secured loan agreement and provide additional liquidity.

      The Company had limited working capital at June 30, 2000, and was not in compliance with certain covenants in its financing agreements and was experiencing reduced cash flows from operating activities. In order to remedy the working capital problems and covenant violations, the Company executed an Amended and Restated Secured Loan Agreement that provides approximately $21 million of credit and waived the covenant violations. Management is continuing to seek replacement financing for TFH L&T that would enable it to pay off its existing financing arrangements and provide additional liquidity. In addition, the Company has effected changes in its operations intended to bring operating expenses in line with operating revenue levels, and to increase the levels of revenues. Management believes that replacement financing, if closed, together with the changes in operations should provide sufficient funds to meet the Company's short-term and long-term cash requirements.* If the Company is unable to close on replacement financing or improve operating results, the Company will suffer increased liquidity problems in the future.*

      In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. In 1999, a total of 683,241 shares had been repurchased at a cost of $2.6 million. The repurchase of these shares was funded from the proceeds of the additional term loan borrowings described above.

      Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, Deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees. These suits were settled by Crouse's insurance carrier without additional charges to Crouse.

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The defendant filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties by the defendants. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings -- Crouse has been named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, Deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits allege that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. The first suit seeks damages in excess of $50,000,000, plus costs, interest and attorney fees. The second suit seeks damages in excess of $100,000,000, plus costs, interest and attorney fees.
These suits were settled by Crouse's insurance carrier without additional charges to Crouse.

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The defendant filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties by the defendants. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*




Item 2.   Changes in Securities -- None



Item 3.   Defaults Upon Senior Securities -- None



Item 4.   Submission of Matters to Vote of  Security Holders -- None



Item 5.                                         Other Information -- None



Item 6.   Exhibits and Reports on Form 8-K
     (a)   Exhibits

10.1 Amended and Restated Secured Loan Agreement, dated July 5 2000. by and among Bankers Trust Company, N.A. of Des Moines, Iowa, TransFinancial Holdings, Inc., Crouse Cartage Company, Specialized Transport, Inc., TFH Logistics & Transportation Services, Inc., Transport Brokerage, Inc., Phoenix Computer Services, Inc., Custom Client Services, Inc. and TFH Properties, Inc.

27         Financial Data Schedule.

     (b)     Reports on Form 8-K -

Current Report on Form 8-K, filed May 18, 2000, announcing the date of the Company's Annual Meeting of Shareholders.





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


                                                 TransFinancial Holdings, Inc.

                                                      Registrant


                                          By:     /s/ Timothy P. O'Neil
                                                 Timothy P. O'Neil, President &
                                                  Chief Executive Officer
                                                 (Principal executive and
                                                    financial officer)



Date: August 14, 2000


                         TRANSFINANCIAL HOLDINGS, INC.
                                 EXHIBIT INDEX

10.1 Amended and Restated Secured Loan Agreement, dated July 5 2000. by and among Bankers Trust Company, N.A. of Des Moines, Iowa, TransFinancial Holdings, Inc., Crouse Cartage Company, Specialized Transport, Inc., TFH Logistics & Transportation Services, Inc., Transport Brokerage, Inc., Phoenix Computer Services, Inc., Custom Client Services, Inc. and TFH Properties, Inc.

27         Financial Data Schedule.