Form 10-Q
period 2000-09-30
TRANSFINANCIAL HOLDINGS INC
filed 2000-11-21
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

               Class                          Outstanding at November 17, 2000

      Common stock, $0.01 par value                        3,278,291 shares




                       PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   2000                1999


Operating Revenues..........................................................    $    9,845           $  9,489

Operating Expenses..........................................................        10,246              9,445


Operating Income (Loss).....................................................          (401)                44

Interest Expense and Other, net.............................................           (39)              (246)


Income (Loss) Before Income Taxes...........................................          (440)              (202)

Income Tax Provision (Benefit)..............................................            57                (24)


Income (Loss) From Continuing Operations....................................          (497)              (178)

Loss from Discontinued Operations (Note 1)..................................        (3,355)              (857)
Loss on Discontinued Operations (Note 1)....................................        (6,700)                --
Net Income (Loss)...........................................................    $  (10,552)          $ (1,035)



Basic and Diluted Earnings (Loss) Per Share From:
   Continuing Operations....................................................    $   (0.15)           $  (0.06)
   Discontinued Operations (Note 1).........................................        (3.07)              (0.26)

   Net Income (Loss)........................................................    $   (3.22)           $  (0.32)



Basic Average Shares Outstanding............................................         3,278              3,276



Diluted Average Shares Outstanding..........................................         3,555              3,294


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              (In thousands, except per share amounts)
                                                            (Unaudited)

                                                                                   2000                1999


Operating Revenues..........................................................    $   28,792           $ 13,737

Operating Expenses..........................................................        30,718             13,569


Operating Income (Loss).....................................................        (1,926)               168

Interest Expense and Other, net.............................................          (118)              (678)


Income (Loss) Before Income Taxes...........................................        (2,044)              (510)

Income Tax Provision (Benefit)..............................................           100                (23)


Income (Loss) From Continuing Operations....................................        (2,144)              (487)

Loss from Discontinued Operations (Note 1)..................................        (8,732)            (1,041)
Loss on Discontinued Operations (Note 1)....................................        (6,700)                --
Net Income (Loss)...........................................................    $  (17,576)          $ (1,528)



Basic and Diluted Earnings (Loss) Per Share From:
   Continuing Operations....................................................    $   (0.65)           $  (0.14)
   Discontinued Operations (Note 1).........................................        (4.71)              (0.30)

   Net Income (Loss)........................................................    $   (5.36)           $  (0.44)



Basic Average Shares Outstanding............................................         3,278              3,461



Diluted Average Shares Outstanding..........................................         3,555              3,469


          The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except share data)
                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                   2000              1999

                                ASSETS                                         (Unaudited)

Current Assets:
   Cash and cash equivalents................................................     $       88          $   1,076
   Freight accounts receivable, net.........................................          2,277              2,321
   Finance accounts receivable, net (Note 3)................................         80,278             15,305
   Other current assets.....................................................            885              1,129
   Net assets of discontinued operations (Note 1)...........................             --             13,708

       Total current assets.................................................         83,528             33,539


Operating Property, at Cost:................................................          7,851              7,771
   Less accumulated depreciation............................................         (1,731)            (1,110)

       Net operating property...............................................          6,120              6,661

Intangibles, net of accumulated amortization................................          9,073              9,005
Other Assets................................................................            767              1,200

                                                                                 $   99,488          $  50,405


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdrafts..........................................................     $    1,631          $   1,667
   Secured borrowings.......................................................         65,750                 --
   Accounts payable.........................................................          3,064              3,267
   Current maturities of long-term debt (Note 3)............................             --              1,500
   Accrued payroll and fringes..............................................            547                591
   Other accrued expenses...................................................          2,026              2,984
   Net liabilities of discontinued operations (Note 1)......................          2,000                 --

       Total current liabilities............................................         75,018             10,009


Long-Term Debt..............................................................          1,500                 --

Contingencies and Commitments (Note 5)......................................             --                 --

Shareholders' Equity  (Note 4)
   Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................             --                 --
   Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,623,852 and 7,597,931 shares................................             76                 76
   Paid-in capital..........................................................          6,254              6,104
   Retained earnings........................................................         51,707             69,283
   Treasury stock 4,345,561 shares, at cost.................................        (35,067)           (35,067)

       Total shareholders' equity...........................................         22,970             40,396

                                                                                 $   99,488          $  50,405




             The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     (In thousands) (Unaudited)

                                                                            2000               1999

Cash Flows From Operating Activities
  Net loss............................................................   $ (17,576)         $   (1,528)
  Adjustments to reconcile net loss to cash
   used in operating activities
    Depreciation and amortization.....................................       1,028                 765
    Provision for credit losses.......................................         949                 838
    Deferred income tax benefit.......................................          --                  88
    Other.............................................................         329                  56
    Net increase (decrease) from change in other
       working capital items affecting operating activities...........        (774)               (422)
  Loss from and on discontinued operations............................      15,432               1,041

                                                                              (612)                838

Cash Flows From Investing Activities
  Cash from discontinued operations...................................         276                  --
  Purchase of operating property, net.................................         (80)               (843)
  Origination of finance accounts receivable..........................    (152,268)           (148,652)
  Sale of finance accounts receivable.................................      37,530             111,765
  Collection of owned finance accounts receivable.....................     115,916              33,005
  Other...............................................................        (371)                (27)

                                                                             1,003              (4,752)

Cash Flows From Financing Activities
  Borrowings on long-term debt........................................          --               5,000
  Payments to acquire treasury stock..................................          --              (2,603)
  Borrowings (repayments) on secured credit agreements, net...........      (1,350)                 --
  Other...............................................................         (29)                 45

                                                                            (1,379)              2,442

Net Decrease in Cash and Cash Equivalents.............................        (988)             (1,472)
Cash and Cash Equivalents at beginning of period......................       1,076               3,213

Cash and Cash Equivalents at end of period............................   $      88          $    1,741




The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                     (In thousands) (Unaudited)


                                                                                                      Total
                                                                                                      Share
                                                   Common      Paid-In    Retained      Treasury      holders'
                                                     Stock     Capital    Earnings      Stock         Equity

Balance at December 31, 1998..................     $   76      $ 6,090    $  77,367     $(32,459)     $ 51,074

Net loss......................................         --           --       (8,084)          --        (8,084)

Issuance of shares under incentive plans......         --           14           --           (5)            9

Purchase of 683,241 shares of common stock....         --           --           --       (2,603)       (2,603)


Balance at December 31, 1999..................         76        6,104       69,283      (35,067)       40,396

Net loss......................................         --           --      (17,576)          --       (17,576)

Issuance of shares under incentive plans......         --            7           --           --             7

Issuance of shares under deferred
  compensation arrangements...................         --          143           --           --           143


Balance at September 30, 2000.................     $   76      $ 6,254    $  51,707     $(35,067)     $ 22,970


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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses in the first nine months of 2000 and for the years 1999 and 1998 and significantly reduced cash flows in 1999 and 2000, primarily related to the discontinued operations of Crouse Cartage Company ("Crouse"). In addition, the Company had violated certain covenants in its financing agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern.


      On September 16, 2000, the Company ceased operations of Crouse, its less-than-truckload motor carrier subsidiary, as a result of its continuing operating losses. The Company will continue to operate Specialized Transport, Inc. ("Specialized"), its truckload motor carrier subsidiary, and Universal Premium Acceptance Corporation, its financial services subsidiary. Prior to Crouse's closure, approximately 33% of Specialized's revenues were received from Crouse for providing linehaul transportation between terminals. Specialized is in the process of securing additional freight to replace revenues previously received from Crouse.

      The Company intends to conduct an orderly liquidation of Crouse's assets for distribution to its secured and unsecured creditors. An "Advisory Committee" of unsecured creditors has been formed to provide advice and oversight to management during this liquidation process. The Company has closed on the bulk sale of all of Crouse's tractors, trailers and other equipment and expects to close on the sale of all of Crouse's real property prior to year-end. The Company expects to collect substantially all of Crouse's outstanding receivables and liquidate other assets over the next six to nine months. The Company is in the process of verifying Crouse's unsecured claims. The proceeds of asset liquidations are anticipated to allow the full payment of the secured and priority claims, and a partial distribution to general unsecured creditors on their claims.


      A summary of the net liabilities of discontinued operations as of September 30, 2000, follows (in thousands):

                                             Assets

         Cash.............................................................   $       400
         Freight accounts receivable, net.................................         7,603
         Operating property, at estimated net realizable value............        23,511
         Deposits, prepayments and other..................................           411


         Total assets.....................................................        31,925


                                          Liabilities

         Secured notes and other..........................................        24,050
         Post-cessation administrative costs..............................         1,750
         Priority wages, taxes and other..................................         2,462
         Unsecured liabilities:
             Reserve for withdrawal from multiemployer
                  pension plans and WARN Act..............................         4,800
             Accounts payable.............................................         4,395
             Accrued payroll and fringe benefits..........................         4,211
             Claims and insurance accruals................................         5,713

                  ........................................................        19,119


         Total liabilities................................................        47,381


         Net deficit......................................................   $   (15,456)




      After distribution of all of the proceeds to creditors, TFH and Specialized are expected to incur approximately $2 million of residual liabilities for certain claims included in the net deficit above. In connection with the closure of Crouse the Company has recorded an estimated "Loss on Discontinued Operations" of $6.7 million, or approximately $2.00 per share. The loss includes adjustments of asset carrying values to liquidation values, accruals of liabilities for multiemployer pension withdrawal and WARN Act liabilities and estimated post-cessation administrative costs to conduct the liquidation.

      Management believes that it will be successful in conducting an orderly liquidation of Crouse's assets and disposition of claims. Management believes Specialized can replace the revenues from freight services provided to Crouse and achieve a profitable level of operation that will enable it to satisfy those net obligations attributable to Crouse that are assumed by the Company and not satisfied from the estate of Crouse.


2.    SEGMENT REPORTING

      The Company operates in two business segments: transportation and financial services. Other items are shown in the table below for purposes of reconciling to consolidated amounts (in thousands).

                                                   Third Quarter                  Nine Months

                                               Operating    Operating      Operating    Operating
                                               Revenues   Income (Loss)     Revenues  Income (Loss)


Transportation                     2000        $   7,938   $    (322)     $   23,703     $  (695)
                                   1999            7,284         (98)          7,284        (160)

Financial Services                 2000            1,897         214           5,060        (439)
                                   1999            2,163         333           6,352       1,113

Total Segments                     2000            9,835        (108)         28,763      (1,134)
                                   1999            9,447         235          13,636         953

General Corporate and Other        2000               10        (293)             29        (792)
                                   1999               42        (191)            101        (785)

Consolidated                       2000            9,845        (401)         28,792      (1,926)
                                   1999            9,489          44          13,737         168


3.    FINANCING AGREEMENTS

SECURITIZATION OF RECEIVABLES


      TransFinancial, UPAC and APR Funding Corporation (a wholly-owned subsidiary) have entered into a securitization agreement with a financial institution whereby undivided interests in a designated pool of accounts receivable can be transferred on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be sold under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. The funds advanced under the amended agreement are accounted for as secured borrowings. The purchaser permits principal collections to be reinvested in new financing agreements. The cash flows from the sale of receivables are reported as investing activities in the accompanying consolidated statement of cash flows. Prior to the May 2000 amendment the transferred receivables were reflected as sold. As of December 31, 1999, $63.9 million of receivables had been transferred and were considered sold.

      On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. Under the terms of the new agreement, UPAC and APR Funding may borrow up to $80.0 million using its eligible finance receivables as collateral. The loan bears interest at commercial paper rates plus 130 basis points. Outstanding borrowings at September 30, 2000, were $65.8 million.
      The terms of the loan agreement also require that UPAC maintain a default reserve at specified levels as additional collateral. At September 30, 2000, approximately $7.5 million of owned finance receivables served as collateral under the default reserve provision.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10.0 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. UPAC was in compliance with such covenants at September 30, 2000.

SECURED LOAN AGREEMENTS



      A total of $20.9 million was outstanding under various loan agreements with a commercial bank at September 30,2000. Effective November 1, 2000, the Company executed an amended and restated secured loan agreement that allocated $1.5 million of the outstanding loan to the Company. It is expected that the remaining $19.4 million to will be paid from the liquidation of Crouse assets.

4.    STOCK REPURCHASE

      In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. In 1999, a total of 683,241 shares had been repurchased at a cost of approximately $2.6 million.

5.    CONTINGENCIES AND COMMITMENTS

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties by the defendants. A motion to dismiss and an amended complaint have been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

      The Company is also party to certain other claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.

      Specialized has commitments for long-term operating leases of trailers. These leases are for terms of seven years. Annual rentals on these leases total approximately $1.1 million. Additionally, Specialized has limited contingent rental obligations if the fair market value of such trailers at the end of the lease terms is less than certain residual values.

      Specialized participates in multiemployer pension plans which provide defined benefits to its drivers. The Multiemployer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan's unfunded vested benefits upon substantial or total withdrawal by participating employers or upon termination of the pension plans. Specialized's estimated share of the unfunded benefits for these plans is reported to be approximately $7.1 million as of December 31, 1999, based on the limited information available from the plans' administrators.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

of Operations


                            RESULTS OF OPERATIONS

Third quarter ended September 30, 2000 compared to the third quarter ended

September 30, 1999 and the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999


      TransFinancial operates primarily in two segments; transportation, through its subsidiary, Specialized Transport, Inc. ("Specialized"); and financial services, through its subsidiary, Universal Premium Acceptance Corporation ("UPAC").


TRANSPORTATION


      The Company formed Specialized to operate certain truckload and linehaul operations previously performed by Crouse. Specialized operating results in 1999 include only its operations after it commenced operations on July 1, 1999.

Operating Revenue:

      Operating revenues increased 9.0% in the third quarter of 2000 to $7.9 million from $7.3 million for the third quarter of 1999. This increase was due to increased volumes of loads moved and improved revenue per mile as Specialized decreased its commitment to support of Crouse's linehaul operations that yield lower revenues per mile than the Company's special commodity operations. Operating revenues for the nine months of 2000 increased substantially in comparison the three months of operations in 1999 after the Company commenced operations on July 1, 1999.

Operating Expenses:

      Operating expenses increased 11.9% for the third quarter of 2000 to $8.3 million from $7.4 million for the third quarter of 1999, primarily due to the increased freight volumes discussed above. This increase was also due to increased salaries, wages and employee benefits resulting from the scheduled increase in union wages and benefits effective July 1, 2000 and increase purchased transportation costs caused by the higher fuel prices in 2000. Operating expenses for the nine months of 2000 increased generally in comparison to the three months of operations in 1999 and the factors discussed above.

      The Company's transportation operating loss for the third quarter of 2000 was $322,000 as compared to an operating loss of $98,000 for the third quarter of 1999, as a result of the increases in operating expenses discussed above. The Company's transportation operating loss for the nine months of 2000 was $695,000 as compared to an operating loss of $160,000 for the first nine months of 1999, as a result of the increases in operating expenses discussed above.


FINANCIAL SERVICES


      For the third quarter of 2000, UPAC reported operating income of $214,000 on net financial services revenue of $1.9 million, as compared to operating income of $333,000 on net revenue of $2.2 million for the comparable period of 1999. For the nine months of 2000, UPAC reported an operating loss of $439,000 on net financial services revenue of $5.1 million, as compared to operating income of $1,113,000 on net revenue of $6.4 million for the comparable period of 1999. The decreases in net financial services revenue and operating income in 2000 was primarily the result of transition from gain on sale treatment of receivables transferred under UPAC's previous securitization agreement to secured borrowing treatment under the agreement as amended. This change had no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition was changed and has been fully reflected in the first nine months of 2000. The non-cash effect on net financial services revenues and operating income (loss) for the third quarter and nine months of 2000 was approximately $200,000 and $700,000, respectively. Also, reducing net financial services revenues and operating income were increased costs of funds under UPAC's securitization agreement and fees and expenses relating to the extension and replacement of the previous securitization agreement. These decreases were offset in part by increased average total receivables outstanding. The growth in average total receivables was due to the addition of marketing representatives since the beginning of 1999 and increased finance contracts in existing markets.

      UPAC reported net income of $99,000 for the third quarter of 2000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to net income of $181,000 for the third quarter of 1999, and a net loss of $377,000 for the nine months of 2000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to net income of $606,000 for the same period of 1999, as a result of the factors discussed above.


DISCONTINUED OPERATIONS


      The Company's loss from discontinued operations for the third quarter and nine months of 2000 were $3,355,000 and $8,732,000, respectively, as compared to $857,000 and $1,041,000 for the third quarter and nine months of 1999. These losses increased in 2000 as uncertainty relating to continued difficulties in union negotiations caused certain customers to decrease their dependence on Crouse and diverted management and employees attention from the operation of the motor carrier. In addition, increased labor and fuel costs further deteriorated margins over the periods. In connection with the closure of Crouse the Company has recorded an estimated "Loss on Discontinued Operations" of $6.7 million, or approximately $2.00 per share. The loss includes adjustments of asset carrying values to liquidation values, accruals of liabilities for multiemployer pension withdrawal and WARN Act liabilities and estimated post-cessation administrative costs to conduct the liquidation.



OTHER


      In the third quarter and nine months of 2000, the Company's income tax provision was $56,000 and $100,000 on a pre-tax losses of $526,000 and $2.6 million, primarily as a result of increases in its valuation allowance provided against consolidated deferred tax assets.


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


OTHER MATTERS


      With respect to statements in this Report that relate to the current intentions of the Company and its subsidiaries or of management of the Company and its subsidiaries, such statements are subject to change by management at any time without notice.

      With respect to the statements in this Report regarding the liquidation of Crouse and the effect of the liquidation on the Company, such statements are subject to a number of risks and uncertainties, including the amount realized upon liquidation of the assets of Crouse, the ability of Crouse to reach agreement on reasonable terms with creditors of Crouse regarding settlement of their claims, the extent and nature of litigation, if any, filed in the future with respect to the liquidation of Crouse and the costs and time expended in completing the liquidation.

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


                             FINANCIAL CONDITION

      The Company has experienced losses through the third quarter of 2000, and for the years 1999 and 1998 and significantly reduced cash flows in 1999 and 2000, primarily related to the discontinued operations of Crouse. In addition, the Company had violated certain covenants in its financing agreements. The report of the Company's Independent Accountants included in TransFinancial's Annual Report on Form 10-K for the year ended December 31, 1999, contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.


      On September 16, 2000, the Company ceased operations of Crouse, its less-than-truckload motor carrier subsidiary, as a result of its continuing operating losses. The Company will continue to operate Specialized Transport, Inc. ("Specialized"), its truckload motor carrier subsidiary, and Universal Premium Acceptance Corporation, its financial services subsidiary. Prior to Crouse's closure, approximately 33% of Specialized's revenues were received from Crouse for providing linehaul transportation between terminals. Specialized is in the process of securing additional freight to replace revenues previously received from Crouse.

      The Company intends to conduct an orderly liquidation of Crouse's assets for distribution to its secured and unsecured creditors. An "Advisory Committee" of unsecured creditors has been formed to provide advice and oversight to management during this liquidation process. The Company has closed on the bulk sale of all of Crouse's tractors, trailers and other equipment and expects to close on the sale of all of Crouse's real property prior to year-end. The Company expects to collect substantially all of Crouse's outstanding receivables and liquidate other assets over the next six to nine months. The Company is in the process of verifying Crouse's unsecured claims. The proceeds of asset liquidations are anticipated to allow the full payment of the secured and priority claims and a partial distribution to general unsecured creditors on their claims.

      After distribution of all of the proceeds to creditors, TFH and Specialized are expected to incur approximately $2 million of residual liabilities for certain claims included in the net deficit as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements. In connection with the closure of Crouse the Company has recorded an estimated "Loss on Discontinued Operations" of $6.7 million, or approximately $2.00 per share. The loss includes adjustments of asset carrying values to liquidation values, accruals of liabilities for multiemployer pension withdrawal and WARN Act liabilities and estimated post-cessation administrative costs to conduct the liquidation.

      Management believes that it will be successful in conducting an orderly liquidation of Crouse's assets and disposition of claims. Management believes Specialized can replace the revenues from freight services provided to Crouse and achieve a profitable level of operation that will enable it to satisfy those net obligations attributable to Crouse that are assumed by the Company and not satisfied from the estate of Crouse.

      A substantial portion of the capital required for UPAC's insurance premium finance operations has been provided through the transfer of undivided interests in a designated pool of receivables on an ongoing basis under a receivables securitization agreement and since August 31, 2000, under a loan and security agreement. As of September 30, 2000, $65.8 million was outstanding under the loan and security agreement.

      Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be financed under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. Receivables transferred prior to the amendment were accounted for as sold, removed from the balance sheet and gains on sales were recognized for the discounted interest strip retained as of the date of transfer. The funds advanced are accounted for as secured borrowings and earnings on receivables financed are recognized on an interest earned basis over the term of the finance contracts. This change will have no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition will however be changed.

      On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. Under the terms of the new agreement, UPAC and APR Funding may borrow up to $80.0 million using its eligible finance receivables as collateral. The loan bears interest at commercial paper rates plus 130 basis points. Outstanding borrowings at September 30, 2000, were $65.8 million.

      Effective November 1, 2000, the Company executed an amended and restated secured loan agreement that allocated $1.5 million of the outstanding loan to the Company. It is expected that the remaining $19.4 million to will be paid from the liquidation of Crouse assets.

      In the first quarter of 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. In 1999, a total of 683,241 shares had been repurchased at a cost of $2.6 million. The repurchase of these shares was funded from the proceeds of the additional term loan borrowings described above.

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties by the defendants. A motion to dismiss and an amended complaint have been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

Change in Certifying Accountants

      In December 1999, the Securities and Exchange Commission ("SEC") adopted new rules designed to improve disclosure relating to the composition and practices of audit committees and to enhance the reliability and credibility of financial statements for public companies. Among other things, the new rules require that, effective for fiscal quarters ending on or after March 15, 2000, companies' interim financial statements be reviewed by independent auditors before companies file their Form 10-Q with the SEC. However, on July 12, 2000, PricewaterhouseCoopers LLP ("PwC"), the Company's independent accountants, notified the Company of PwC's decision to resign as the Company's auditors. The Audit Committee of the Board of Directors is in the process of selecting successor independent accountants. As such, the accompanying consolidated financial statements included in this Form 10-Q have not been reviewed by independent accountants.


                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings -- The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000 and the Company has filed for dismissal of the suit. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties by the defendants. A motion to dismiss and an amended complaint have been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.


Item 2.   Changes in Securities -- None



Item 3.   Defaults Upon Senior Securities -- None



Item 4.   Submission of Matters to Vote of  Security Holders --



  (a)  Annual Meeting of Shareholders was held on August 24, 2000.

  (b) The nominees for the board of directors previously reported to the Commission in the Company's Proxy Statement were elected.

  (c) The matters voted upon at the Annual Meeting were as follows:

      All five nominees for director were elected as follows:
                                                     Shares Voted

          Nominees                                For         Withheld

          William D. Cox                        1,486,394    153,505
          Harold C. Hill, Jr.                   1,569,594     70,305
          Roy R. Laborde                        1,479,330    160,569
          Timothy P. O'Neil                     1,481,952    157,947
          Clark D. Stewart                      1,569,594     70,305


Item 5.   Other Information -- None



Item 6.   Exhibits and Reports on Form 8-K


     (a)   Exhibits

10.1 Loan and Security Agreement, dated August 31, 2000, among APR Funding Corporation, Universal Premium Acceptance Corporation, Autobahn Funding Company LLC and DG Bank Deutsche Genossenschaftsbank AG.

27         Financial Data Schedule.

     (b)     Reports on Form 8-K -

Current Report on Form 8-K, filed July 17, 2000, announcing the resignation of the Company's independent accountants.





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

                                                 TransFinancial Holdings, Inc.

                                                      Registrant


                                          By:     /s/ Timothy P. O'Neil

                                                 Timothy P. O'Neil, President &
                                                   Chief Executive Officer
                                                 (Principal executive and
                                                   financial officer)



Date: November 20, 2000


                         TRANSFINANCIAL HOLDINGS, INC.
                                 EXHIBIT INDEX

10.1 Loan and Security Agreement, dated August 31, 2000, among APR Funding Corporation, Universal Premium Acceptance Corporation, Autobahn Funding Company LLC and DG Bank Deutsche Genossenschaftsbank AG.

27         Financial Data Schedule.