Form 10-K
period 2000-12-31
TRANSFINANCIAL HOLDINGS INC
filed 2001-04-20
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2000

                        Commission File Number - 1-12070

                          TRANSFINANCIAL HOLDINGS, INC.

                        State of Incorporation - Delaware
                  IRS Employer Identification No. - 46-0278762

                     8245 Nieman Road, Suite 100, Lenexa, Kansas 66214
                        Telephone Number - (913) 859-0055

                 Securities Registered Pursuant to Section 12(b) of the Act

                                                        Name of Each Exchange
         Title of Each Class                             on Which Registered
------------------------------------                     -------------------
TransFinancial Holdings, Inc. Common Stock,            American Stock Exchange
     par value $0.01 per share,

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of TransFinancial Holdings, Inc. as of March 30, 2001, was $2,130,889 based on the last sale price on the American Stock Exchange prior to that date.

The number of outstanding shares of the registrant's common stock as of March 30, 2001 was 3,278,291 shares.

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

                                     PART I

Item 1.  Business.

      TransFinancial Holdings, Inc. ("TransFinancial" or the "Company"), is headquartered in Lenexa, Kansas, and is a Delaware holding company formed in April 1976. At December 31, 2000, TransFinancial operated in two industry segments; financial services and industrial technology. The company discontinued its transportation operations during 2000. Financial information about the Company's operating industry segments is presented in Note 1 of Notes to Consolidated Financial Statements.

                             DISCONTINUED OPERATIONS

      TransFinancial discontinued its transportation operations in 2000. The Company's subsidiary, TFH Logistics & Transportation Services, Inc. ("TFH L&T"), which is a holding company for the Company's transportation subsidiaries, has two principal subsidiaries, Crouse Cartage Company ("Crouse"), which was acquired in 1991, and Specialized Transport, Inc. ("Specialized"), formed in 1999.

      On September 16, 2000 and December 16, 2000, Crouse and Specialized, respectively, ceased operations; Crouse as a result of significant operating losses and cash flow deficiency and Specialized as a result of its insurance carrier revoking its coverage. These companies are being liquidated outside bankruptcy, but have established independent advisory committees of creditors and are following the general processes and procedures defined under the federal bankruptcy code. The Company's ability to continue as a going concern is ultimately dependent on its ability to successfully liquidate the transportation operations and settle claims against the Company arising from the transportation operations at amounts within the Company's reserves. Management believes that it will be successful in this liquidation process.* See Note 2 to the Notes to Consolidated Financial Statements.

      Crouse, headquartered in Lenexa, Kansas, was a regional motor common carrier of general commodities in less-than-truckload ("LTL") quantities in 15 states in the north central and mid-west portion of the United States. LTL shipments are defined as shipments weighing less than 20,000 pounds.

      Specialized, headquartered in Lenexa, Kansas offered motor common carrier service for truckload ("TL") quantities of general and perishable commodities throughout the 48 contiguous United States. TL shipments are generally transported in one movement from origin to destination.

      The loss from discontinued operations for the year ended December 31, 2000 was $12.9 million as compared to $7.7 million for 1999. These losses increased in 2000 as uncertainty relating to continued difficulties in union negotiations caused certain customers to decrease their dependence on Crouse and diverted management and employees attention from the operation of the motor carrier. In addition, increased labor and fuel costs further deteriorated margins over the periods. In connection with the closure of the transportation operations the Company has also recorded an estimated "Loss on Discontinued Operations" of $9.1 million, or approximately $2.78 per share. The loss includes adjustments of asset carrying values to liquidation values, accruals of liabilities for the Multiemployer Pension Plan Amendments Act of 1980 (the "MPPA Act") and the Worker Adjustment Retraining Notification Act ("WARN Act") liabilities and estimated post-cessation administrative costs to conduct the liquidation.

      Prior to the cessation of operations, TFH L&T employed over 1,400 persons, of whom more than 1,100 were drivers, mechanics, dockworkers or terminal office clerks. The remaining employees were engaged in managerial, sales and administrative functions. Approximately 75% of its employees, including primarily drivers, dockworkers and mechanics, were represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union") or other local unions. TFH L&T, through its subsidiaries Crouse and Specialized, and the Teamsters Union were parties to the National Master Freight Agreement ("NMFA"), which expires on March 31, 2003. TFH L&T achieved ratification in 1998 of new five-year pacts with the International Brotherhood of Teamsters or other local unions covering substantially all of its union employees. In 1999, after a one-day work stoppage at one of its principal terminals, the remaining locals agreed to contracts with terms comparable to the national contract. The new contracts generally provided for all of the terms of the NMFA with a separate addendum for wages. Under these new contracts, TFH L&T would have continued to maintain past work rules, practices and flexibility within its operating structure.

      TFH L&T, as employer signatory to the NMFA, contributed to certain pension plans established for the benefit of employees belonging to the Teamsters Union. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the MPPA Act substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group may be jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by TFH L&T from the multiemployer plans). Claims in excess of $9.75 million have been filed against the Company under the MPPA Act.

      With respect to the Company's ability to successfully liquidate its transportation operations, the Company's ability to do so is subject to a number of risks and uncertainties, including, without limitation, the ability of the Company to limit the costs of the liquidation, the ability of the Company to sell the assets of the transportation operations at acceptable prices and the ability of the Company to settle claims against the Company at amounts equal to or less than reserved amounts.

      The board of directors and management of TFH L&T continue, under the advice of the advisory committee of the unsecured creditors, to conduct the liquidation of TFH L&T. TransFinancial continues to file reports under various federal and state regulations.

      The following table sets forth certain financial and statistical data with respect to TFH L&T:


                                             2000(3)      1999(3)    1998(3)    1997(3)     1996(3)
                                             -------      -------    -------    -------     -------
Revenue (000's)..........................  $  111,445   $149,125   $144,592    $126,062    $107,502
Operating Income (000's).................     (19,831)   (6,434)      1,321       3,136       2,915
Operating Ratio (1)......................      117.8%     104.3%      99.1%       97.5%       97.3%
Number of Shipments (000's) -
    Less-than-truckload..................         782      1,228      1,166       1,076         952
    Truckload  ..........................          24         23         23          31          27
Revenue per Hundredweight -
    Less-than-truckload..................  $     8.36   $   8.73   $   8.59    $   9.25    $   8.84
    Truckload  ..........................        2.80       1.94       1.93        2.09        2.04
Tonnage (000's) -
    Less-than-truckload..................         535        757        743         570         503
    Truckload  ..........................         533        437        440         495         461
Intercity Miles Operated (000's).........      32,886     61,235     60,848      51,952      44,523
At Year-End, -
    Terminals (2)........................           0         63         68          66          55
    Tractors and trucks..................           0        701        684         631         585
    Trailers.............................         300      1,631      1,501       1,417       1,194
    Employees  ..........................          11      1,440      1,338       1,287       1,113
    --------------------

Notes:

(1)  Operating ratio is the percent of operating expenses to operating revenue.
(2)  Includes owned, leased, agent and other operating locations.
(3) Effective in 1998 the Company prospectively changed its classification of certain shipments, related tonnage and revenues between less-than-truckload and truckload which affects the comparability of this data with 1996 and 1997 information. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a more detailed discussion of this change.


                               FINANCIAL SERVICES

      The Company operates in financial services primarily through its subsidiary, Universal Premium Acceptance Corporation ("UPAC") which was acquired on March 29, 1996 and merged operations with Agency Premium Resource, Inc. ("APR"), which was acquired May 31, 1995. On May 29, 1998, UPAC acquired Oxford Premium Finance, Inc. ("Oxford") and merged Oxford's operations with UPAC's.

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

      UPAC currently does business with more than 2,300 insurance agencies or brokers, the largest of which referred approximately 6% of the total premiums financed by UPAC in 2000. The following table sets forth certain financial and operating data with respect to UPAC since the entry into this segment by TransFinancial in May 1995:

                                2000       1999      1998       1997      1996
                             ----------  --------  --------   --------  --------
Premiums financed (000's)    $201,338    $190,582  $160,773   $122,981  $120,355

      UPAC had 50 employees at December 31, 2000.


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


                              INDUSTRIAL TECHNOLOGY

      In July 1997, the Company acquired a controlling interest in Presis, L.L.C. ("Presis") and subsequently purchased the minority interests from the former owners in 1998. Presis is a start-up business involved in developing technical advances in dry particle processing. The Company defines dry particle processing as a process of preparing compounds, such as pigments, for incorporation into manufacturing processes in a dry or powder form rather than in liquid or paste form. Presis has working prototypes that it is utilizing for research and testing which will require further engineering before being placed in commercial operation. In the event the process is successfully developed, Presis expects to market its process to companies processing pigments used in the production of inks, paints and coatings by replacing or supplementing current wet milling processes.* The Company does not expect to spend a material amount on research and development in 2001.* The Company does not believe that its business will be materially affected by environmental laws.*

      Competition in the particle-processing field is primarily with manufacturers of machinery using various milling processes (including three-roll mills, media mills, air jet mills and hammer mills). Many of the manufacturers of such machinery used in competing processes are more established and have substantially greater resources than Presis. Presis did not engage in any development activity during 2000.

                             AMERICAN FREIGHT SYSTEM

      American Freight System, Inc. ("AFS") was treated as a discontinued operation of TransFinancial from 1991 through 2000. The primary obligation of AFS was to administer the provisions of a Joint Plan of Reorganization ("Joint Plan"). As of December 31, 1994, all unsecured creditors were paid an amount equal to 130% of their allowed claims, which was the maximum distribution provided under the Joint Plan.

      In 1992 through 1994 TransFinancial received distributions in accordance with the Joint Plan of $36 million. In addition, AFS paid cash dividends of $25.0 million, $6.8 million, $8.5 million and $9.2 million to TransFinancial on December 28, 1994, July 5, 1995, July 11, 1996 and April 30, 1998. AFS made a final distribution to TransFinancial of $715,000 in December 2000. These proceeds were the result of the settlement of the last open legal matter in the AFS estate. AFS received its "final" order from the bankruptcy court in January 2001.

Item 2.  Properties.

      TransFinancial's, TFH L&T's, UPAC's and Presis' corporate offices are located in approximately 22,000 square feet of a 24,000 square foot office building owned by the Company at 8245 Nieman Road, Lenexa, Kansas 66214. The remainder of the space is leased to third-party tenants.

Item 3.     Legal Proceedings.

      TransFinancial's operating subsidiaries are parties to routine litigation. TransFinancial and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from these claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.*

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss and an amended complaint have been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the security holders during the fourth quarter of 2000.
________________________________________________________________________________
      Pursuant to General Instruction G, the information regarding executive officers of the Company required by Item 401 of Regulation S-K is incorporated herein by reference from Item 10.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

(a)   Market Information.

      TransFinancial's Common Stock is traded on the American Stock Exchange under the symbol TFH. The following table shows the sales price information for each quarterly period of 2000 and 1999.
      2000                                    High          Low
      ----                                 ----------    ---------

      Fourth Quarter......................   $   1.69    $   .25
      Third Quarter.......................       1.88        .44
      Second Quarter......................       2.00       1.50
      First Quarter.......................       5.50       1.31

      1999                                    High          Low
      ----                                 ----------    ---------

      Fourth Quarter......................   $  5 1/2    $  4
      Third Quarter.......................      6 1/2       3  3/4
      Second Quarter......................      5 1/8       3  1/4
      First Quarter.......................      4 7/8       2  3/4


 (b)  Holders.
                                                     Number of
                                                 Holders of Record
      Title of Class                           at December 31, 2000
      --------------                           --------------------

      Common Stock, par value $0.01 per share            1,129

(c)   Dividends.

      No cash dividends were paid during 2000 or 1999 on TransFinancial's Common Stock. TransFinancial currently intends to retain any earnings and does not anticipate paying cash dividends on its Common Stock in the near future.* TransFinancial's future policy with respect to the payment of cash dividends will depend on several factors including, among others, acquisitions, earnings, capital requirements, financial condition and operating results. See Note 4 of Notes to Consolidated Financial Statements for a discussion of restrictions on the ability of TransFinancial's subsidiaries to pay dividends to TransFinancial and the ability of TransFinancial to pay cash dividends.

Item 6.     Selected Financial Data.

                                     2000       1999       1998       1997     1996
                                     ----       ----       ----       ----     ----
                                         (In  Thousands,   Except  Per  Share Data)
Operating Revenue.............     $ 12,721  $  12,339   $ 10,376  $ 10,026  $ 8,793
                                   ========  =========   ========  ========  =======
Income (Loss) from Continuing
    Operations................     $   (669) $    (417)  $(2,307)  $  (718)  $ (372)
                                   ========= ==========  ========  ========  =======
Income (Loss) from Discontinued
    Operations (1)............     $(22,000) $  (7,667)  $    280  $  1,818  $ 1,224
                                   ========= ==========  ========  ========  =======

Net Income (Loss).............     $(22,669) $  (8,084)  $(2,027)  $  1,100  $   852
                                   ========= ==========  ========  ========  =======
Basic Earnings (Loss) per Share -
    Continuing Operations.....     $  (0.20) $   (0.12)  $ (0.43)  $ (0.12)  $(0.05)
    Discontinued Operations...        (6.71)     (2.25)     0.04      0.30     0.18
                                   --------- ----------  --------  --------  -------
    Total.....................     $  (6.91) $   (2.37)  $ (0.39)  $  0.18   $ 0.13
                                   ========= ==========  ========  ========  =======

Diluted Earnings (Loss) per Share -
    Continuing Operations.....     $  (0.20) $   (0.12)  $ (0.43)  $ (0.12)  $(0.05)
    Discontinued Operations...        (6.71)     (2.25)      .04      0.30     0.17
                                   --------- ----------  --------  --------  -------
    Total.....................     $  (6.91) $   (2.37)  $ (0.39)  $  0.18   $ 0.12
                                   ========= ==========  ========  ========  =======

Total Assets (2)..............     $ 92,837  $  47,153   $ 56,756   $76,075  $78,713
                                   ========  =========   ========   =======  =======

Current Maturities
     of Long-Term Debt........     $     --  $      --   $     --   $    --  $    --
                                   ========  =========   ========   =======  =======

Long-Term Debt................     $     --  $      --   $     --   $    --  $    --
                                   ========  =========   ========   =======  =======

Cash Dividends per
    Common Share..............     $     --  $      --   $     --   $    --  $    --
                                   ========  =========   ========   =======  =======

(1)   See Note 2 to the Notes to Consolidated Financial Statements.

(2)   See Note 4 to the Notes to Consolidated Financial Statements.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

      At December 31, 2000, TransFinancial operated in two distinct industries; insurance premium finance and industrial technology. The company discontinued its transportation operations during 2000.

Financial Services

      2000 vs. 1999
      -------------

      For 2000, UPAC reported an operating loss of $90,000 on net financial service revenue of $7.2 million, as compared to operating income of $1,341,000 on net revenue of $8.3 million for 1999. The decrease in operating income and net financial services revenue were the result of lower interest spreads due to rising debt costs, and elimination of gain on sale treatment of accounts receivable. The change in gain on sale treatment of accounts receivable resulted in a non-cash reduction of revenue of $768,000. Operating expenses increased by 4.3% from $7.0 million in 1999 to $7.3 million in 2000, primarily due to professional and consulting expenses related to refinancing of UPAC's debt facility.

      UPAC reported a net loss of $186,000 for 2000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to net income of $682,000 for 1999, as a result of decreased net financial revenue and increased operating expenses.

      1999 vs. 1998
      -------------

      For 1999, UPAC reported operating income of $1,341,000 on net financial services revenue of $8.3 million, as compared to an operating loss of $653,000 on net revenue of $7.0 million for 1998. The increase in net financial services revenue and operating income in 1999 were the result of increased average total receivables financed, offset in part by lower average yields on finance contracts. The growth in average total receivables was due primarily to the acquisition of Oxford Premium Finance, Inc. on May 29, 1998 and the addition of marketing representatives since the beginning of 1998. Operating expenses declined 8.4% from $7.6 million in 1998 to $7.0 million in 1999, due to lower salaries, wages and employee benefits resulting from reduced employee headcount and the inclusion in 1998 of certain charges relative to management contract adjustments and a decrease in consulting fees in 1999 resulting from the expiration, effective December 31, 1998, of a consulting agreement with the former owner of UPAC. Increased provisions for credit losses in 1999 partially offset the reductions in operating expenses in the period. Additionally, operating expenses for 1998 include $333,000 of additional depreciation related to the change in estimated useful life for certain purchased software.

      UPAC reported net income of $682,000 for 1999, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net loss of $535,000 for 1998, as a result of increased revenues and decreased operating expenses as discussed above.

Industrial Technology
---------------------

      In 2000, Presis incurred operating expenses of $38,000 as compared to operating expenses of $212,000 in 1999 and $1,469,000 in 1998. The decrease in operating expenses in 2000 and 1999 as compared to 1998 is due to the limitation of expenditures to essential activities related to continued development and testing of its technology and the inclusion in 1998 of charges of $244,000 relating to termination of certain management and consulting contracts and $525,000 resulting from the adjustment of the carrying value of certain equipment and intangibles to fair value (See Note 1 of Notes to Consolidated Financial Statements). Presis engaged in no development activity in 2000.

Other
-----

      Included in general corporate expenses of 1999 are approximately $380,000 of legal, accounting and financial advisor fees incurred in the evaluation of a now terminated proposal by certain members of management to acquire all of the outstanding shares of the Company.

      In connection with a failed takeover attempt in 1998, the Company incurred $500,000 in transaction costs and expenses that are included in general corporate expenses. Additionally, general corporate charges of $700,000 were recorded in 1998, principally to reflect certain excess costs incurred to remove contaminated soil from a site formerly owned by the Company. A lawsuit has been filed against the environmental engineering firm that performed the initial cleanup to recover such excess costs. The Company settled this suit in 2000 for approximately $735,000.

      As a result of the Company's use of funds for the stock repurchases in 1999 and 1998, interest earnings on invested funds were substantially lower in 1999 than in 1998. Interest expense increased substantially in 1999 due to borrowings on long-term debt incurred to repurchase stock and fund operations and increases in interest rates on borrowings in 1999 and 1998.

      TransFinancial's effective income tax provision (benefit) rates for 2000, 1999 and 1998 were 0%, 6% and (29%). In 2000 and 1999, the Company's income tax provision (benefit) was ($51,000) and $433,000 on a pre-tax loss of $22.7 million and $7.7 million, respectively, primarily as a result of the valuation allowance.

Forward-Looking Statements
--------------------------

      The Company believes certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this

Form 10-K. In addition, the Company believes certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company, which are not statements of historical fact, may constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to
(i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those anticipated in such statements. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that relate to such results or actions. Other factors, which are not identified herein, could also have such an effect.

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

Industrial Technology
---------------------

      Presis is a start-up business formed to develop an industrial technology for dry particle processing. This technology is subject to risks and uncertainties in addition to those generally applicable to the Company's operations described herein. These additional risks and uncertainties include the efficacy and commercial viability of the technology, the ability of the venture to market the technology, the acceptance of such technology in the marketplace, the general tendency of large corporations to be slow to change from known technology, the ability to protect its proprietary information in the technology and potential future competition from third parties developing equivalent or superior technology. As a result of these and other risks and uncertainties, the future results of operations of the venture are difficult to predict, and such results may be better or worse than expected or projected. Presis engaged in no development activity in 2000.

Other Matters
-------------

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

      With respect to statements in "Financial Condition" regarding the adequacy of the Company's capital resources, such statements are subject to a number of risks and uncertainties including, without limitation: the ability of management to effect operational changes to improve the future economic performance of the Company (which is dependent in part upon the factors described above); the ability of the Company to successfully liquidate the transportation operations, the ability of the Company and its subsidiaries to comply with the covenants contained in the financing agreements; and material expenditures not currently anticipated by management.

      With respect to statements in "Financial Condition" regarding the adequacy of the allowances for credit losses, such statements are subject to a number of risks and uncertainties including, without limitation: greater than expected defaults by customers, fraud by insurance agencies and general economic conditions.

General Factors
---------------

      Certain general factors that could impact any or all of the Company's operations include: changes in general business and economic conditions; changes in governmental regulation; and tax changes. Expansion of these businesses into new states or markets is substantially dependent on obtaining sufficient business volumes from existing and new customers in these new markets at compensatory rates. The board of directors and management of the Company are continually reviewing the long-term plans of the Company in consideration of the best interests of the shareholders.

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

                               FINANCIAL CONDITION

      As of December 31, 2000, the Company's net working capital was $7.0 million as compared to working capital of $28.4 million as of December 31, 1999. The Company's current ratio was 1.1 and its ratio of total liabilities to tangible net worth was 8.4 as of December 31, 2000, as compared to a current ratio of 5.2 and a ratio of total liabilities to tangible net worth of 0.2 as of December 31, 1999. The decrease in working capital and current ratio was the result of the losses in the Company's transportation group in 2000. Cash generated from operating activities decreased in 2000 as compared to 1999, due primarily to continuing operating losses in the Company's transportation operations.

      The Company has experienced operating losses in 2000, 1999 and 1998 and significantly reduced cash flows from operating activities in 2000 through 1998. In addition, the Company violated certain covenants in its financing agreements in 2000 and 1999. The report of the Company's Independent Accountants contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

      Investing Activities - UPAC entered into an $80 million revolving loan agreement in May 2000 eliminating the off balance sheet treatment of its accounts receivable. The continuing wind down of its discontinued operation, AFS, has been a source of cash to the Company's operation as AFS distributed $.7 million and $6.3 million in cash dividends in 2000 and 1998, respectively. The principal use of cash has been the acquisitions of Oxford for approximately $4.2 million in 1998.

      Financing Activities - UPAC has a revolving loan agreement providing an $80 million facility based on eligible receivables. The interest charge under this agreement is based on commercial paper rates, plus the lending banks program fees.

      Pursuant to a definitive stock purchase agreement resolving a hostile takeover attempt, the Company repurchased 2,115,422 shares of its common stock held by the Crouse family, including 881,550 shares registered in the name of TJS Partners, LP, all at a price of $9.125 per share, effective August 14, 1998. The Company paid and expensed $350,000 of legal and other expenses incurred by the Crouse family in connection with the takeover attempt. See Note 5 of Notes to Consolidated Financial Statements. The Company funded the stock repurchase out of available cash and short-term investments, the proceeds from the sale and leaseback of approximately $4.2 million of revenue equipment and the proceeds from a $10.0 million secured loan.

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

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored the management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss and an amended complaint have been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      The amount of the allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account by account agings of the portfolios and management's evaluation of specific accounts. Management believes the allowances for credit losses are adequate to provide for potential losses.* See Note 1 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Allowance for Credit Losses.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

      At December 31, 2000, the Company's primary market risk is interest rate risk. Changes in short-term interest rates could affect the amount of the Company's interest expense on its variable interest rate debt. The Company has not obtained any financial instruments for trading purposes. The Company's variable interest rate debt was $66,250,000 as of December 31, 2000.

      At December 31, 2000, UPAC had an $80 million revolving loan agreement with allowable maturities from 1 to 270 days. The collateral under this agreement is the company's finance accounts receivable which are generally fixed rate notes and typically have a term of 9 months. The interest expense on the revolving loan agreement is based on commercial paper rates, plus the banks program fees. As of December 31, 2000, UPAC had a total finance accounts receivable portfolio of $84.6 million. UPAC does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk and does not engage in any other hedging activities.

      The estimated impact of a hypothetical 100 basis point (one percent) change in short-term interest rates on the Company's interest expense on the variable interest rate debt is approximately $356,000 and $314,000 as of December 31, 2000 and 1999, respectively. This hypothetical short-term interest rate change is based on existing business and economic conditions and assumes that UPAC would pass the increase in interest rates on to its customers in new finance contracts generated after the increase.*

                             This page is intentionally blank.

Item 8.     Financial Statements and Supplementary Data



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of TransFinancial Holdings, Inc.:

      We have audited the consolidated balance sheet of TransFinancial Holdings, Inc. and its subsidiaries as of December 31, 2000 and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TransFinancial Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2000 and the results of their operations and their cash flows for the year ended in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced significantly reduced cash flows from operating activities and has violated covenants of financing agreements that raise substantial doubt in its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







                                                      WEAVER & MARTIN, LLC

Kansas City, Missouri

March 23, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                FOR 1999 AND 1998

      The registrant was unable to obtain a report from the registrant's prior independent accountants with respect to the consolidated balance sheet of the registrant and its subsidiaries as of December 31, 1999 and the related statements of income, shareholders' equity, and cash flows for the years ended December 31, 1999 and 1998 prior to filing this Annual Report on Form 10-K.

      As soon as the registrant obtains such a report, the registrant will file such report by amendment to this Annual Report on Form 10-K.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                December 31
                                                         ----------------------
                                                            2000          1999
                                                         ---------    ---------
                                                              (In Thousands)
                        ASSETS
Current Assets
   Cash and cash equivalents..........................   $     258    $   1,076
   Finance accounts receivable,
      less allowance for credit losses of $1,490 and $870
      (Note 4)                                              80,945       15,305
   Discontinued Operations, net (Note 2)..............          --       17,888
   Other current assets...............................         753          964
                                                         ---------    ---------
      Total current assets............................      81,956       35,233
                                                         ---------    ---------
Operating Property, at Cost
   Land...............................................         339          322
   Structures and improvements........................       1,474        1,429
   Other operating property...........................       1,083        1,101
                                                         ---------    ---------
                                                             2,896        2,852
   Less accumulated depreciation......................      (1,069)        (847)
                                                         ---------    ---------
      Net operating property..........................       1,827        2,005
                                                         ---------    ---------
Intangibles, net of accumulated amortization..........       8,946        9,005
Other Assets..........................................         108          910
                                                         ---------    ---------
                                                         $  92,837    $  47,153
                                                         =========    =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Cash overdrafts....................................   $   1,161    $   1,049
   Accounts payable...................................       2,309        2,477
   Revolving bank loan (Note 4).......................      66,250           --
   Accrued payroll and fringes........................          66          326
   Other accrued expenses.............................       1,674        2,905
   Discontinued Operations, net (Note 2)..............       3,500           --
                                                         ---------    ---------
      Total current liabilities.......................      74,960        6,757
                                                         ---------    ---------
Deferred Income Taxes (Note 6)........................          --           --
Contingencies and Commitments (Note 7)................          --           --
Shareholders' Equity (Notes 5 and 8)
   Preferred stock $0.01 par value,
      authorized 1,000,000 shares, none outstanding...          --           --
   Common stock $0.01 par value, authorized
      13,000,000 shares, issued 7,623,852 and
      7,597,931 shares................................          76           76
   Paid-in capital....................................       6,254        6,104
   Retained earnings..................................      46,614       69,283
   Treasury stock, 4,345,561 shares, at cost..........     (35,067)     (35,067)
                                                         ---------    ---------
      Total shareholders' equity......................      17,877       40,396
                                                         ---------    ---------
                                                         $  92,837    $  47,153
                                                         =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31
                                             ----------------------------------
                                                2000        1999         1998
                                             ---------    ---------   ---------
                                                  (In Thousands, Except
                                                    Per Share Amounts)

Interest and Servicing Revenue............   $   9,742    $   9,431   $   8,128
Fee Revenue...............................       2,801        2,689       2,030
Other.....................................         178          219         218
                                             ---------    ---------   ---------
      Total operating revenue.............      12,721       12,339      10,376
                                             ---------    ---------   ---------

Operating Expenses
   Salaries, wages and employee benefits..       3,042        3,121       3,267
   Interest and securitization costs (Note 4)                 5,439       3,897
3,275
   Operating supplies and expenses........       3,136        3,153       4,529
   Provision for credit losses............       1,366        1,193         827
   Insurance and claims...................         178          175         148
   Depreciation and amortization..........         816          893       2,238
                                             ---------    ---------   ---------
      Total operating expenses............      13,977       12,432      14,284
                                             ---------    ---------   ---------

Operating Income (Loss)...................      (1,256)         (93)     (3,908)
                                             ---------    ---------   ---------

Nonoperating Income (Expense)
   Interest income........................           8           81         430
   Interest expense.......................        (123)          (3)        (11)
   Other, net.............................         651           31          (1)
                                             ---------    ---------   ---------
      Total nonoperating income (expense).         536          109         418
                                             ---------    ---------   ---------

Income (Loss) Before Income Taxes.........        (720)          16      (3,490)
Income Tax Provision (Benefit) (Note 6)...         (51)         433      (1,183)
                                             ----------   ---------   ---------
Income (Loss) from Continuing Operations..        (669)        (417)     (2,307)
                                             ----------   ----------  ---------

Discontinued Operations (Note 2)..........     (12,900)      (7,667)        624
Income Tax Provision (Benefit) (Note 4)...          --           --         344
                                             ---------    ---------   ---------
Income (Loss) from Discontinued Operations (Note 2)         (12,900)     (7,667)
280

Loss on Closing of Discontinued
Operations................................      (9,100)          --          --

Net Income (Loss).........................   $ (22,669)   $  (8,084)  $  (2,027)
                                             =========    =========   =========

Basic and Diluted Earnings (Loss) Per Share
of Continuing Operations...................  $   (0.20)   $   (0.12)  $  (0.43)
                                             =========    =========   =========
Basic and Diluted Earnings (Loss) Per Share
of Discontinued Operations.................  $   (6.71)   $   (2.25)  $    0.04
                                             =========    =========   =========

Basic and Diluted Earnings (Loss) Per Share  $   (6.91)   $   (2.37)  $   (0.39)
                                             =========    =========   =========


Basic Average Shares Outstanding..........       3,278        3,415       5,249
                                             =========    =========   =========

Diluted Average Share Outstanding.........       3,506        3,425       5,263
                                             =========    =========   =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31
                                             -----------------------------------
                                                2000         1999         1998
                                             ---------     --------   ----------
                                                        (In Thousands)
Cash Flows From Operating Activities-
   Net income (loss)......................   $ (22,669)   $  (8,084)  $  (2,027)
   Adjustments to reconcile net income (loss)
   to net cash generated by operating
   activities-
      Depreciation and amortization.......         816          893       2,238
      Debt cost amortization..............         365          133          64
      Provision for credit losses.........       1,366        1,193         827
      Deferred tax provision..............           0          681      (2,644)
      Other...............................
      Net increase (decrease) from change in
      working capital items affecting
      operating activities-
         Accounts Receivable..............      (3,132)      (6,219)     (1,447)
         Accounts Payable.................        (168)         883        (196)
         Other............................      (1,148)        (198)        809
         Loss from and on discontinued
         operations.......................      22,000        7,667        (280)
                                             ----------   ----------  ----------
                                                (2,570)      (3,051)     (2,656)
                                             ----------   ----------  ----------
Cash Flows From Investing Activities-
   Cash from (to) discontinued operations.        (613)       1,542      20,622
   Purchase of operating property.........         (93)        (731)     (4,270)
   Net sales/ repurchase of accounts
   receivables, net.......................     (63,875)       2,305       5,058
   Purchase of finance subsidiary, net of
   cash acquired..........................           0            0      (4,178)
   Purchase of short-term investments.....           0            0      (2,998)
   Maturities of short-term investments...           0            0       6,541
   Other..................................         (37)        (646)       (190)
                                             ----------   ----------  ----------
                                               (64,618)       2,470      20,585
                                             ----------   ----------  ----------

Cash Flows From Financing Activities-
   Line of credit borrowings (repayments),
   net....................................      66,250            0           0
   Cash overdrafts........................         112        1,049         (13)
   Payments to acquire treasury stock.....           0       (2,603)    (19,303)
   Payment for fractional shares from reverse
   stock split............................           0          (11)        (96)
   Other..................................           8            9         (82)
                                             ----------   ----------  ----------
                                                66,370       (1,556)    (19,494)
                                             ----------   ----------  ----------

Net Decrease in Cash and Cash Equivalents.        (818)      (2,137)     (1,565)
Cash and Cash Equivalents:
   Beginning of period....................       1,076        3,213       4,778
                                             ----------   ----------  ----------
   End of period..........................   $     258    $   1,076   $   3,213
                                             ==========   ==========  ==========

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Supplemental Schedule of Noncash Investing Activities:

   In 1998, the Company acquired all of the capital stock of Oxford for approximately $4,178,000. In conjunction with the acquisition, liabilities were assumed as follows:

                                                                1998

   Fair value of assets acquired............................  $22,338
   Cash paid for capital stock and acquisition expenses.....   (4,178)
   Intangibles..............................................    1,876
                                                              -------
   Liabilities assumed......................................  $20,036
                                                              =======


           The accompanying notes to consolidated financial statements are an integral part of these statements.


                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                        Total
                                                                                       Share-
                                  Common       Paid-In     Retained     Treasury      holders'
                                   Stock       Capital     Earnings       Stock        Equity
                                   -----       -------     --------       -----        ------
                                                        (In Thousands)

Balance at December 31, 1997.... $     75     $  5,581   $  79,394    $  (12,565)   $  72,485

Net loss........................       --           --      (2,027)           --       (2,027)
Issuance of shares under
   Incentive Stock Plan.........        1          509          --          (591)         (81)
Purchase of 2,115,422 shares
   of common stock..............       --           --          --       (19,303)     (19,303)
                                 --------     --------   ---------    ----------    ---------

Balance at December 31, 1998....       76        6,090      77,367       (32,459)      51,074
                                 --------     --------   ---------    ----------    ---------

Net loss........................       --           --      (8,084)           --       (8,084)
Issuance of shares under
   Incentive Stock Plan.........       --           14          --            (5)           9
Purchase of 683,241 shares
   of common stock..............       --           --          --        (2,603)      (2,603)
                                 --------     --------   ---------    ----------    ---------

Balance at December 31, 1999....       76        6,104      69,283       (35,067)      40,396
                                 --------     --------   ---------    ----------    ---------

Net income......................       --           --     (22,669)           --      (22,669)
Issuance of shares under Deferred
   Compensation Arrangements....       --          143          --            --          143
Issuance of shares under
   Incentive Stock Plan.........       --            7          --            --            7
                                 --------     --------   ---------    ----------    ---------

Balance at December 31, 2000.... $     76     $  6,254   $  46,614    $  (35,067)   $  17,877
                                 ========     ========   =========    ==========    =========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


1.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include TransFinancial Holdings, Inc. and its subsidiary companies ("the Company" or "TransFinancial"). TransFinancial's principal operations include TFH Logistics & Transportation Services, Inc. ("TFH L&T") and its subsidiaries, Crouse Cartage Company ("Crouse") and Specialized Transport, Inc. ("Specialized"), Universal Premium Acceptance Corporation and its affiliates, Agency Premium Resource, Inc. ("APR"), Oxford Premium Finance, Inc. ("Oxford") and UPAC of California, Inc. (together "UPAC"), and Presis, L.L.C. ("Presis"). The operating results of Oxford are included from May 29, 1998, the date of its acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses in 2000, 1999 and 1998 and significantly reduced cash flows from operating activities. In addition, the Company violated certain covenants in its financing agreements in 2000. The Company discontinued its transportation operations during 2000 (See Note 2). These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's ability to continue as a going concern is ultimately dependent on its ability to successfully liquidate the transportation operations outside bankruptcy. Management believes that it will be successful in that liquidation process.* The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Accounting for the Impairment of Long-Lived Assets - The Company periodically reviews its long-lived assets and associated intangible assets and has identified no events or changes in circumstances which indicate that the carrying amount of these assets may not be recoverable, except as described below. When potential impairments are indicated, impairment losses, if any, are measured by the excess of carrying values over fair values. An evaluation of certain equipment and intangible assets of the Company's industrial technology operation resulted in the determination that these assets were impaired. The impaired assets were written down by $525,000 effective September 30, 1998. Fair value was based on estimated discounted future cash flows to be generated by these assets and management's estimate of the value realizable from sale of the assets. This writedown is included in "Depreciation and Amortization" in the Consolidated Statements of Income. This writedown is included in "Other" in the Consolidated Statements of Income.

     Recognition of Revenue - Finance charges on premium finance receivables are recognized when earned under applicable state regulations using methods that approximate the interest method. Recognition of earned finance charges on delinquent accounts is suspended when it is determined that collectibility of principal and interest is not probable. Interest on delinquent accounts is recognized when collected. Gains on sale of receivables under the securitization agreement are recorded when the receivables are sold (See Note 4). Late fees and other ancillary fees are recognized when chargeable. Accounts are generally charged off when deemed uncollectible. Recoveries of charged off accounts are recognized when collected.

     The Company and UPAC had entered into a securitization agreement with a financial institution whereby undivided interests in a designated pool of accounts receivable can be transferred on an ongoing basis. Under the securitization agreement UPAC recognized gains on sales of receivables. These gains are shown as service revenue on the accompanying income statement. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and APR Funding amended the securitization agreement that resulted in a discontinuation of the prior gain on sale treatment of receivables. This change in accounting treatment had no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each contract. The timing of earnings recognition was altered by the accounting change. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables was a negative charge to earnings of $768,000.

     Segment Information - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not require significant changes in the way the Company's segments were disclosed. TransFinancial operates in two industry segments, financial services and industrial technology. The Company discontinued its transportation operations during 2000. TransFinancial operates as an insurance premium finance company through UPAC. The Company provides short-term secured financing for commercial and personal insurance premiums through insurance agencies throughout the United States. Approximately 50% of the insurance premiums financed by UPAC are placed through insurance agencies in California, Illinois, Florida, Texas and Minnesota. Presis is a startup company that is developing an industrial technology for dry particle processing. Information regarding the Company's industry segments for the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands):

                                              Operating Depreciation
                                  Operating    Income        and        Capital     Total
                                  Revenues     (Loss)   Amortization   Additions    Assets
                                 ----------- -------- --------------- ---------- -----------

Financial Services         2000     12,686        (90)         708           31      91,023
                           1999     12,227      1,341          740          100      26,597
                           1998     10,247       (653)       1,172          197      25,558

Industrial Technology      2000          0        (38)          15            0          58
                           1999          0       (212)          90           21          81
                           1998          0     (1,469)         610          104         185

Total Segments             2000     12,686       (128)         723           31      91,081
                           1999     12,227      1,129          830          121      26,678
                           1998     10,247     (2,122)       1,782          301      25,743

Corporate and Other        2000         35     (1,128)          93           62       1,756
                           1999        112     (1,222)          63          609      20,475
                           1998        129     (1,786)         456        3,969      31,013

Total from Continuing
Operations                 2000     12,721     (1,256)         816           93      92,837
                           1999     12,339        (93)         893          731      47,153
                           1998     10,376     (3,908)       2,238        4,270      56,756

Transportation
(Discontinued Operations)  2000    111,445    (22,000)       3,105        3,434       8,268
                           1999    149,125     (7,667)       4,265        5,209      29,740
                           1998    144,592        624        4,048        4,832      21,706

Consolidated Continuing
Operations                 2000    124,166    (23,256)       3,921      3,527       101,105
  and Discontinued         1999    161,464     (7,760)       5,158      5,939        76,893
  Operations               1998    154,976     (3,284)       6,286      9,102        78,462



   Depreciation - Depreciation is computed using the straight-line method and the following useful lives:

   Structures and Improvements............                 19 - 39 years
   Other Operating Property...............                  2 - 10 years

      As of July 1, 1998, the Company prospectively decreased the estimated remaining useful life of certain purchased software to reflect the Company's plan to substantially revise and replace the software. This change increased amortization expense in 1998 by $333,000 and decreased net income by approximately $200,000, or $0.04 per share.

      Allowance for Credit Losses - The allowances for credit losses is maintained at an amount considered adequate to provide for potential losses. The amount of allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account-by-account agings of the portfolios and management's evaluation of specific accounts. The following is an analysis of changes in the allowance for credit losses on finance accounts receivable:

                                                      2000      1999
                                                     ------    ------

      Balance, beginning of year................     $  870    $  566
      Provision for credit losses...............      1,367     1,193
      Reclass provision - gain on sale
      accounting change.........................        567         -
      Charge-offs, net of recoveries of
      $550 and $443, respectively...............     (1,314)     (889)
                                                     ------    ------

      Balance, at the end of year...............     $1,490    $  870
                                                     ======    ======

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

      Intangible Assets and Accumulated Amortization - Intangible assets, consisting primarily of goodwill and intangibles recorded in connection with the acquisition of insurance premium finance companies, totaled $11,499,000 at December 31, 2000. These intangible assets are generally being amortized on the straight-line basis over 15 - 25 years. The accumulated amortization of intangible assets as of December 31, 2000 was $2,553,000.

      Reclassifications - Certain amounts in the accompanying consolidated balance sheet for the prior period have been reclassified to conform with the current period's presentations.

2.    Discontinued Operations

      On September 16, 2000, the Company ceased operations of Crouse, its less-than-truckload motor carrier subsidiary, as a result of its continuing operating losses. The Company continued to operate Specialized Transport, Inc. ("Specialized"), its truckload motor carrier subsidiary until December 16, 2000. Prior to Crouse's closure, approximately 33% of Specialized's revenues were received from Crouse for providing linehaul transportation between terminals. Specialized was in the process of securing additional freight to replace revenues previously received from Crouse when its insurance coverages were revoked and it was forced the close its operation.

      The Company is conducting orderly liquidations of the Crouse and Specialized assets for distribution to its secured and unsecured creditors. An independent "Advisory Committee" of unsecured creditors has been formed for each of Crouse and Specialized to provide advice and oversight to management during this liquidation process. The Company has closed on the bulk sale of all of Crouse's tractors, trailers, other equipment and real property. The Company expects to collect a substantial portion of Crouse's remaining receivables and liquidate the assets of Specialized over the next six months.* The Company is in the process of verifying unsecured claims. The proceeds of asset liquidations are anticipated to allow the full payment of the secured claims and a partial distribution to priority creditors and, in the case of Specialized, to the general unsecured creditors on their claims.*

      A summary of the net liabilities of discontinued operations as of December 31, 2000, follows (in thousands):

                              Assets
                              ------

      Cash.........................................  $     -
      Freight accounts receivable, net.............    3,532
      Operating property, at estimated
      net realizable value.........................    3,617
      Deposits, prepayments and other..............    1,127
                                                     -------

      Total assets.................................    8,276
                                                     -------

                            Liabilities
                            -----------

      Secured notes and other......................    3,141
      Post-cessation administrative costs..........    1,052
      Priority wages, taxes and other..............    1,934
      Unsecured liabilities........................    5,649
                                                     -------

      Total liabilities............................   11,776
                                                     -------

      Net deficit..................................  $(3,500)
                                                     =======

      After distribution of all of the proceeds to creditors, TFH expects to incur approximately $3.5 million of residual liabilities for certain claims included in the net deficit above.* This estimate of residual liabilities considers the reduction of the transportation operations general unsecured liabilities of Crouse and Specialized by $18.5 million.* Such forgiveness relates to debts specific to these corpoations and without recourse to TFH L&T, and various settlements with other creditors.* In connection with the closure of the transportation businesses the Company has recorded an estimated "Loss on Discontinued Operations" of $9.1 million, or approximately $2.78 per share. The loss includes adjustments of asset and liability carrying values to liquidation values, accruals of liabilities for multi-employer pension withdrawal and WARN Act liabilities and estimated post-cessation administrative costs to conduct the liquidation. Management believes that it will be successful in conducting an orderly liquidation of the assets and disposition of claims of Crouse and Specialized.*

3.    Employee Benefit Plans

UPAC Plans

      Effective June 1, 1995, the Company established a 401(k) Savings Plan and a Money Purchase Pension Plan, both of which are defined contribution plans. Employees of UPAC and TransFinancial are eligible to participate in the plans after they attain age 21 and complete one year of employment.

      Participants in the 401(k) Savings Plan may defer up to 13% of annual compensation. The Company matches 50% of the first 10% deferred by each employee. Company contributions vest after five years. Company matching contributions in 2000, 1999, and 1998 were $52,000, $70,000 and $63,000.

      Under the Money Purchase Pension Plan, the Company contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. Company contributions in 2000, 1999 and 1998 were $128,000, $137,000 and $108,000.

Non-Union Pension Plan

      TFH L&T has a defined contribution pension plan ("the Non-Union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions may be made depending upon the profitability of TFH L&T. Any discretionary funds contributed to the Non-Union Plan were invested 100% in TransFinancial Common Stock. TFH L&T has taken action to terminate the Non-Union Plan effective March 31, 2001.

401(k) Plan

      Effective January 1, 1990, TFH L&T established a salary deferral program under Section 401(k) of the Internal Revenue Code. To date, participant contributions to the 401(k) plan have not been matched with Company contributions. All employees of TFH L&T are eligible to participate in the 401(k) plan after they attain age 21 and complete one year of qualifying employment. TFH L&T has taken action to terminate this plan effective March 31, 2001.

Stock Option Plans

      A Long-Term Incentive Plan adopted in 1998 ("1998 Plan") provides that options for shares of TransFinancial Common Stock be granted to directors, and that options and other shares may be granted to officers and other employees. All such option grants are at or above fair market value at the date of grant. Options granted generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant. Initially, 600,000 shares were reserved for issuance pursuant to the 1998 Plan. As of December 31, 2000, 236,900 shares were available for grant pursuant to the 1998 Plan.

      An Incentive Stock Plan was adopted in 1992 ("1992 Plan") which provides that options for shares of TransFinancial Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of TransFinancial common stock were reserved for issuance pursuant to the 1992 Plan. As of December 31, 2000, options for 47,230 shares were available for grant pursuant to the 1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

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

      SFAS No. 123 "Accounting for Stock-Based Compensation," requires the use of option valuation models to estimate the fair value of stock options granted and recognize that estimated fair value as compensation expense. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No.123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998: risk-free interest rates of 6.2%, 5.2% and 5.5%; expected life of options of 4.4 years, 4.3 years and 4.4 years; and a volatility factor of the expected market price of the Company's common stock of .54 in 2000, .36 in 1999 and .20 in 1998. The preceding assumptions used as inputs to the option valuation model are highly subjective in nature. Changes in the subjective input assumptions can materially affect the fair value estimates; thus, in management's opinion, the estimated fair values presented do not necessarily represent a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except for per share amounts):

                                                   2000       1999       1998
                                                  ------     ------    -------
    Pro forma net income (loss)..............   $(22,846)   $(8,275)   $(2,234)

    Pro forma basic earnings (loss) per share   $  (6.96)   $ (2.43)   $ (0.43)

      The following table is a summary of data regarding stock options granted during the three years ended December 31, 1999:

                                          2000                  1999                1998
                                  ------------------  -------------------- --------------------
                                            Weighted              Weighted              Weighted
                                             Average               Average               Average
                                            Exercise              Exercise              Exercise
                                   Options    Price     Options     Price     Options     Price
                                   -------    -----     -------     -----     -------     -----

 Options outstanding at
    beginning of year........       408,050   $7.33     353,150     $8.17    350,650     $7.47
 Granted.....................       345,750   $1.48      99,500     $4.26    131,050     $9.03
 Forfeited...................       (71,200)  $5.61     (42,600)    $7.35    (44,580)    $9.13
 Exercised...................        (1,300)  $4.41      (2,000)    $2.41    (83,970)    $6.07
                                    -------              ------              -------
 Options outstanding at end
    of year..................       681,300   $4.31     408,050     $7.33    353,150     $8.17
                                    =======             =======              =======
 Options exercisable at end
    of year..................       188,630   $7.63     160,520     $7.93    114,180     $7.49
                                    =======             =======              =======
 Estimated weighted average
   fair value per share of
   options granted during
   the year..................                 $1.48               $  1.33                $2.12

      The per share exercise prices of options outstanding as of December 31, 2000, ranged from $.81 to $9.79 per share. The weighted average remaining contractual life of those options was 7.9 years.

      The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000.

                                   Weighted
                                    Average    Weighted                 Weighted
                      Number of    Remaining   Average     Number of     Average
         Range of    Outstanding  Contractual  Exercise  Exercisable    Exercise
     Exercise Prices   Options       Life        Price     Options       Price
     --------------- -----------  ----------     -----    -----------    -----
     $0.00-$2.50       341,900        9.3       $1.51          2,150     $2.41
     $2.50-$5.50        97,000        7.5       $4.35         32,000     $4.54
     $5.50-$8.00       111,500        5.7       $7.66         77,220     $7.69
     $8.00-$10.00      130,900        6.4       $8.71         77,260     $8.99
                       -------                               -------
                       681,300                               188,630
                       =======                               =======

4.    Financing Agreements

Securitization of Receivables/Loan Agreements

      In December 1996, UPAC and TransFinancial entered into a securitization agreement whereby undivided interests in a designated pool of finance accounts receivable can be sold on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and APR Funding amended the securitization agreement with the new financial institution increasing the maximum allowable amount of receivables to be sold under the new agreement to $80 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain covenants. On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. UPAC and APR Funding borrow under a revolving loan arrangement with maturities from 1 to 270 days. The loan bears interest at commercial paper rates plus bank program fees.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10.0 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require the Combined Group to report any material adverse changes in its financial condition. The terms of the loan agreement require UPAC to maintain a reserve at specified levels that serves as collateral.

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

Earnings Per Share

      Because of the Company's simple capital structure, income (loss) available to common shareholders is the same for the basic and diluted earnings per share computations. Such amounts were $(22,669,000), $(8,084,000) and $(2,027,000) for
2000, 1999 and 1998. Following is a reconciliation of basic weighted average common shares outstanding, weighted average common shares outstanding adjusted for the dilutive effects of outstanding stock options, and basic and diluted earnings per share for each of the periods presented (in thousands, except per share amounts).

                                     2000              1999               1998
                              -----------------   --------------    ----------------
                                      Per Share          Per Share         Per Share
                              Shares   Amounts    Shares  Amounts    Shares Amounts


Basic earnings (loss)
   per share................   3,278   $(6.91)    3,415  $ (2.37)     5,249  $(0.39)
                                       ======            =======             =======
Plus incremental shares
   from assumed conversion of
   stock options............       0                 10                  14
                               -----              -----              ------
Diluted earnings (loss)
   per share................   3,278   $(6.91)    3,425  $ (2.37)     5,263  $(0.39)
                               =====   ======     =====  =======     ======  =======


      Options to purchase 188,630 shares of common stock at an average exercise price of $ $7.63 per share were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the options' average exercise price was greater than the average market price of the common shares. These options remain outstanding and expire through 2008.

6.    Income Taxes

      Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):
                                                     2000        1999
                                                   --------    --------
Deferred Tax Assets:
   Employee benefits....................           $   835     $   521
   Claims accruals and other............             2,553       1,706
   Allowance for credit losses..........               809         571
   Net operating loss carryforwards.....             9,130       4,225
   Alternative minimum tax and other
      credits...........................               754         754
                                                   --------    --------
Total gross deferred tax assets.........            14,081       7,777
Less valuation allowance................           (12,331)     (3,197)
                                                   --------    --------
Net deferred tax assets.................             1,750       4,580
                                                   --------    --------

Deferred Tax Liabilities:
   Financial services revenue...........                 -        (314)
   Operating property, principally
      due to differences in depreciation            (1,424)     (4,038)
   Amortization of intangibles..........              (326)       (228)
                                                   --------    --------
Total gross deferred tax liabilities....            (1,750)     (4,580)
                                                   --------    --------

Net deferred tax........................           $     -     $     -
                                                   ========    ========

      In 2000 and 1999, the Company assessed the likelihood that all or a portion of its deferred tax assets would not be realized. Such assessment included consideration of positive and negative factors, including the Company's current financial position and results of operations, projected future taxable income and available tax planning strategies. As a result of such assessment, it was determined that it was more likely than not that the net deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance of $9,134,000 and $3,197,000 in its deferred income tax provision in 2000 and 1999, respectively.

      At December 31, 2000, the Company had approximately $22.8 million of net operating loss carryforwards that were available for Federal income tax purposes and expire in 2018 through 2020. At December 31, 2000, the Company had $709,000 of alternative minimum tax and other credit carryforwards available which do not expire. As noted above, the carryforwards of net operating losses and alternative minimum tax credits may not be realized. The Internal Revenue Service ("IRS") has examined the Company's 1994 through 1996 tax returns. In April 1998, the Company and the IRS settled all issues for tax years 1994 through 1996 within the tax reserves that the Company made provision for in 1997.

      The following is a reconciliation of the Federal statutory income tax rate to the effective income tax provision (benefit) rate:

                                                    2000      1999       1998
                                                   -----     -----      -----
    Federal statutory income tax rate.             (35.0)%   (35.0)%    (35.0)%
    State income tax rate, net........              (4.6)     (4.7)      (3.8)
    Amortization of non-deductible
       acquisition intangibles........               0.4       1.3        3.0
    Non-deductible meals and
       entertainment..................               -         1.1        3.2
    Change in valuation allowance.....              40.3      41.8        -
    Other.............................              (1.3)      1.2        3.5
                                                   -----     -----       -----
    Effective income tax rate.........              (0.2)%     5.7%      (29.1)%
                                                   =====     =====       =====

      The components of the income tax provision (benefit) consisted of the following (in thousands):


                                                 2000      1999       1998
                                               -------   --------   -------
Current:
   Federal................................     $   (61)  $   (198)  $ 1,444
   State..................................          10        (50)      361
                                               -------   ---------  -------
      Total...............................         (51)      (248)    1,805
                                               --------  ---------  -------

Deferred:
   Federal................................      (7,308)    (2,013)   (2,115)
   State..................................      (1,827)      (503)     (529)
   Change in valuation allowance..........       9,135      3,197         -
                                               -------   --------   -------
      Total...............................           -        681    (2,644)
                                               -------   --------   -------

Total income tax provision (benefit)......     $   (51)  $    433   $  (839)
                                               ========  ========   =======

7.    Contingencies and Commitments

      The Company is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.*

      Crouse was named as a defendant in two lawsuits arising out of a motor vehicle accident. The first suit was instituted on June 16, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Kimberly Idalski, Personal Representative of the Estate of Lori Cothran, deceased against Crouse. The second suit was instituted on August 17, 1999 in the United States District Court in the Eastern District of Michigan (Northern Division) by Jeanne Cothran, as Legal Guardian, on behalf of Kaleb Cothran, an infant child against Crouse. The suits alleged that Crouse negligently caused the death of Lori Cothran in a motor vehicle accident involving a Crouse driver. These suits were settled within Crouse's insurance coverage.

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for alleged breaches of fiduciary duties. A motion to dismiss and an amended complaint have been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

8.    Shareholder Rights Plan

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

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                           December 31, 2000 and 1999


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

      The following table sets forth selected unaudited financial information for each quarter of 2000 and 1999 (in thousands, except per share amounts).

                                                                            2000
                                                 First          Second         Third       Fourth         Total
                                               -----------    ----------     ---------    --------      ---------

Revenue....................................    $     3,039    $    2,780     $   3,323    $  3,579      $  12,721
Operating Income (Loss)....................            (20)       (1,132)          (80)        (24)        (1,256)
Nonoperating Income (Expense)..............           (228)          151           (38)        651            536
Net Income (Loss)..........................         (3,598)       (3,427)      (10,551)     (5,093)       (22,669)
Basic and Diluted Earnings (Loss) per Share          (1.10)        (1.05)        (3.22)      (1.55)         (6.91)


                                                                            1999
                                                 First          Second         Third       Fourth         Total
                                               -----------    ----------     ---------    --------      ---------

Revenue....................................    $     2,882    $    3,125     $   3,209    $  3,123      $  12,339
Operating Income (Loss)....................             13           173           143        (422)           (93)
Nonoperating Income (Expense)..............             38             7            41          23            109
Net Income (Loss)..........................           (172)         (321)       (1,035)     (6,556)        (8,084)
Basic and Diluted Earnings (Loss) per Share          (0.04)        (0.09)         (.32)      (2.00)         (2.37)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On December 19, 2000, the Company engaged the accounting firm of Weaver & Martin to conduct the audit of the 2000 consolidated financial statements. Weaver & Martin were not engaged to perform reviews of the second or third quarter filing on Form 10-Q and no such reviews have been performed. Weaver & Martin had no prior relationship with the Company, were not consulted on accounting or audit issues, and have not performed any consulting work for the Company subsequent to their engagement.

                                             PART III

Item 10.  Directors and Executive Officers of the Registrant

                            Directors of the Company

                                                                        Director
                                                                          of the
Name, Principal Occupation and                                           Company
other Directorships                                                 Age   Since
---------------------------------------                             ---  -------
William D. Cox                                                       58     1991
    Chairman of the Board of Directors since June 1997. Mr. Cox has served as President of various family-owned, commercial and residential construction and land development companies in Wichita, Kansas, currently Applewood Homes, Inc., from 1967 to the present.

Harold C. Hill, Jr.                                                  65     1995
    Retired as a partner of Arthur  Andersen LLP in 1993. Mr. Hill's
    35 years of service with that firm included responsibility as partner in charge of the transportation, financial services and government practices in Kansas City, and National Technical
    Coordinator of that firm's trucking industry practice group.

Roy R. Laborde                                                       62     1991
    Vice  Chairman  of the  Board  of  Directors  since  June  1997.
    Chairman of the Board of  Directors  from May 1992 to June 1997.
    President of Amboy Grain,  Inc., Amboy,  Minnesota,  since 1985;
    President and Chief Operating  Officer for Rapidan Grain & Feed,
    Rapidan, Minnesota, from 1968 through 1988 and has continued to merchandise grain for that company.

Timothy P. O'Neil                                                    44     1995
    President and Chief  Executive  Officer of the Company since May
    1995  and  Secretary   since  April  2000.  From  October  1989,
    through May, 1995,  Mr. O'Neil served in various  positions with the Company,  including  Senior Vice President,  Vice President,
    Treasurer  and  Director of Finance.  From March 1997 to October
    1998,  he has also  served  as  President  and  Chief  Executive
    Officer of Universal Premium Acceptance  Corporation ("UPAC"), a
    wholly  owned  subsidiary  of the Company.  Mr.  O'Neil has also
    served  as  President,   Chief  Executive  Officer,   and  Chief
    Financial  Officer and  Treasurer  of American  Freight  System,
    Inc.  ("AFS"),  a wholly owned subsidiary of the Company,  since
    July 1991.

Clark D.  Stewart                                                     61    1997
    President and Chief Executive Officer of Butler National Corpora-tion, a publicly-held company headquartered in Olathe, Kansas, with operations primarily in the manufacture and modification of aerospace switching equipment and management services for Indian gaming enterprises, since September 1989.

                        Executive Officers of the Company
                        ---------------------------------

      Name              Age              Position
------------------      ---  ---------------------------------------------------

Timothy P. O'Neil       44   President, Chief Executive Officer, Secretary and
                             Director

Kurt W. Huffman         42   Executive Vice President

     Information regarding Mr. O'Neil is provided under "Directors of the Company" above.

     Kurt W. Huffman has been Executive Vice President of TransFinancial since August 1998, President and Chief Executive Officer of Presis since March 1998 and President and Chief Executive Officer of UPAC since October 1998. From August 1997 to March 1998 he served as Executive Vice President of Presis. Prior to joining the Company in a management capacity in June 1997, Mr. Huffman served as Chief Information Officer of Laidlaw Transit Services, Overland Park, Kansas, a publicly held provider of school and municipal bus services, from May 1993 to February 1997. Prior to his service with Laidlaw, he was a senior manager with the international accounting firm of Arthur Andersen LLP.

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


                           Summary Compensation Table

                                                                              Long Term Compensation
                                                                           ------------------------------------
                                         Annual Compensation                        Awards             Payouts
                                     ----------------------------------    -------------------------  ---------
                                                               Other                     Securities               All
                                                               Annual      Restricted    Underlying              Other
Name and                                                       Compen-       Stock        Options/     LTIP      Compen-
Principal                                                      sation       Award(s)        SARs      Payouts    sation
Position                   Year      Salary    Bonus ($)(3)      ($)           ($)          (#)         ($)        ($)
---------------------      ----      ------    ---------     -----------   -----------   ----------  ---------  -----------

Timothy P. O'Neil,         2000     $192,500  $192,500(4)       -0-           -0-        100,000         -0-    $ 25,000 (2)
President, Chief           1999     160,680        -0-          -0-           -0-         20,000         -0-      25,000 (2)
Executive Officer          1998     160,680     11,500          -0-           -0-         20,000         -0-      25,000 (2)
and Secretary

Kurt W. Huffman,           2000    $143,000   $  3,750       $7,200           -0-         50,000         -0-    $    -0-
Executive Vice President   1999     125,000      9,000        7,200           -0-         10,000         -0-         -0-
of the Company and         1998     110,908      9,000          -0-           -0-         10,000         -0-         -0-
President and Chief
Executive Officer
of UPAC and Presis

David D. Taggart, Former   2000    $147,887   $    -0-          -0-           -0-         50,000         -0-    $306,000 (1)
Executive Vice President   1999     143,000     10,333          -0-           -0-         10,000         -0-      10,000 (1)
of the Company and  Former 1998     140,000     10,333          -0-           -0-         10,000         -0-      10,000 (1)
Chief Executive Officer
of Crouse

--------------


(1) Pursuant to Mr. Taggart's employment agreement an interest free loan secured by his personal residence is being forgiven ratably over eight years, at $10,000 per year. The remaining amount for 2000 represents severance payments to Mr. Taggart under his employment agreement upon termination of his employment.

(2) Represents the annual insurance premiums paid by the Company with respect to a split-dollar life insurance policy for the benefit of Timothy P. O'Neil. For a description of such arrangement see Employment Agreements.

(3) Except as described herein, bonuses represent incentive compensation awarded on a discretionary basis based on subjective criteria.

(4) Retention bonus paid to Mr. O'Neil for agreeing to stay with the Company until completion of the liquidation of the transportation operations.



                          Option Grants in Last Fiscal Year

                                              Individual Grants                 Potential Realizable
                              --------------------------------------------
                              Number of     % of Total                        Value at Assumed Annual
                              Securities      Options       Exer-               Rates of Stock Price
                              Underlying      Granted to    cise     Expir-      Appreciation for
                                Options    Employees in     Price    ation          Option Term
                                                                              ------------------------
Name                          Granted (#)   Fiscal  Year    ($/Sh)   Date        5% ($)       10% ($)
----                          -----------   ------------    ------   ----        ------       -------

Timothy P. O'Neil (1)           100,000         50%        $1.50   04/19/2010   $94,320       $239,055
David D. Taggart (1)             50,000         25%         1.50   04/19/2010   47,160         119,527
Kurt W. Huffman (1)              50,000         25%         1.50   04/19/2010   47,160         119,527



(1) Grants are "Incentive Stock Options" under the Internal Revenue Code. The exercise prices equal the market value on the date of grant. The options become exercisable ratably on April 19th of the years 2001 through 2005 and remain exercisable through 2010.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                Number of
                                                Securities         Value of
                                                Underlying        Unexercised
                                                Unexercised      In-the-Money
                                                Options at        Options at
                     Shares         Value       FY-End (#)         FY-End ($)
                  Acquired on    Realized       Exercisable/      Exercisable/
Name              Exercise (#)      ($)       Unexercisable    Unexercisable (1)
------            ------------    --------    -------------    -----------------

Timothy P. O'Neil        --         $ --      52,000/140,000       $-0-/-0-
David D. Taggart         --           --       21,200/68,800        -0-/-0-
Kurt W. Huffman          --           --       12,000/68,000        -0-/-0-

(1) All of the exercisable and unexercisable options held as of the fiscal yearend were exercisable at prices above the closing market price of $.56 per share as of December 31, 2000.

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

      The Company is party to an Employment Agreement with Timothy P. O'Neil, President and Chief Executive Officer of the Company. The Employment agreement provides for the employment at will of Mr. O'Neil by the Company. Under the Employment Agreement, Mr. O'Neil is entitled to (a) salary of $192,500 per year, subject to increase by the Company from time to time, (b) annual incentive compensation of 36% of base salary, or $69,300, based on achieving budgeted net income levels for the Company and an additional 7% of base salary, or $13,500, based on subjective criteria, (c) such stock options as the Company shall from time to time grant pursuant to stock option plans, (d) certain additional fringe and other benefits, including a Supplemental Benefit and Collateral Assignment Split-Dollar Agreement as described above. The Employment Agreement provides that if Mr. O'Neil's employment is terminated by the Company without good cause (as defined in the agreement), he will be entitled to his then existing base compensation and all related benefits for two years. The Employment Agreement also includes a non-competition provision for two years after termination. Under the Employment Agreement, Mr. O'Neil is entitled to certain payments upon termination of Mr. O'Neil's employment after a change of control of the Company. Mr. O'Neil is entitled to such payments if, within two years after such a change of control, Mr. O'Neil's employment is terminated other than by Mr. O'Neil for any reason other than death, permanent disability, retirement or Good Cause (as defined in the agreement), or is terminated by Mr. O'Neil for Stated Cause (as defined in the agreement). In such event, Mr. O'Neil is entitled to the following: (i) 2.99 times Mr. O'Neil's average annual compensation over the three most recent years prior to the change of control, or such lesser period as Mr. O'Neil shall have been employed by the Company, excluding any amount which would constitute an "excess parachute payment" under Section 280G of the Code,
(ii) immediate 100% vesting of all incentive compensation provided or to be provided under the Employment Agreement, (iii) all benefits to which he would have been entitled upon normal retirement under the Supplemental Benefit and Collateral Assignment Split-Dollar Agreement described above and (iv) three years participation in certain medical and life insurance plans of the Company.

      The Company, UPAC and Presis are parties to an Employment Agreement with Kurt W. Huffman, Executive Vice President of the Company, President and Chief Executive Officer of Presis and President and Chief Executive Officer of UPAC. The Employment agreement provides for the employment at will of Mr. Huffman by the Company. Under the Employment Agreement, Mr. Huffman is entitled to (a) salary of $143,000 per year, subject to increase by the Company from time to time, (b) annual incentive compensation of 36% of base salary, or $51,667, based on achieving budgeted net income levels for the Company and an additional 7% of base salary, or $10,333, based on subjective criteria, (c) such stock options as the Company shall from time to time grant pursuant to stock option plans, (d) certain additional fringe and other benefits. The Employment Agreement provides that if Mr. Huffman's employment is terminated by the Company without good cause (as defined in the agreement), he will be entitled to his then existing base compensation and all related benefits for one year. The Employment Agreement also includes a non-competition provision for one year after termination. Under the Employment Agreement, Mr. Huffman is entitled to certain payments upon termination of Mr. Huffman's employment after a change of control of the Company, UPAC or Presis. Mr. Huffman is entitled to such payments if, within one year after such a change of control, Mr. Huffman's employment is terminated other than by Mr. Huffman for any reason other than death, permanent disability, retirement or Good Cause (as defined in the agreement), or is terminated by Mr. Huffman for Stated Cause (as defined in the agreement). In such event, Mr. Huffman is entitled to the following: (i) 2.99 times Mr. Huffman's average annual compensation over the three most recent years prior to the change of control, or such lesser period as Mr. Huffman shall have been employed by the Company, excluding any amount which would constitute an "excess parachute payment" under Section 280G of the Code, (ii) immediate 100% vesting of all incentive compensation provided or to be provided under the Employment Agreement, and (iii) three years participation in certain medical and life insurance plans of the Company.

      The Company and Crouse Cartage Company were parties to an Employment Agreement with David D. Taggart, a former Executive Vice President of the Company and former Chairman and Chief Executive Officer of Crouse. The Employment Agreement provided for the employment at will of Mr. Taggart by TransFinancial. Under the Employment Agreement, Mr. Taggart was entitled to (a) salary of $148,000 per year, subject to increase by Crouse from time to time,
(b) annual incentive compensation of 36% of base salary, or $53,300, based on achieving budgeted net income levels for Crouse or the Company, and an additional 7% of base salary, or $10,400, based on subjective criteria, (c) an interest free home loan from the Company to be forgiven in equal annual installments, (d) such stock options as the Company shall from time to time grant pursuant to stock option plans, and (e) certain additional fringe and other benefits, including supplemental retirement benefits as described above. The Employment Agreement provides that if Mr. Taggart's employment is terminated by the Company without cause (as defined in the agreement) he will be entitled to an amount equal to his then existing base compensation and all related benefits for two years. The Employment Agreement also includes a non-competition provision for two years after termination. Mr. Taggart's employment was terminated without cause during 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 31, 2001, unless otherwise indicated, with respect to the beneficial ownership of the Company's Common Stock by (a) persons known to the Company to be beneficial owners of 5% or more of the outstanding Common Stock, (b) executive officers listed in the Summary Compensation Table, (c) directors and nominees for director and (d) all directors and executive officers of the Company as a group.

      Name of Beneficial Owners                       Amount and
(and address of beneficial owners                     Nature of
other than executive officers,                        Beneficial       Percent
directors and nominees)                               Ownership(1)     of Class
------------------------------------------            ------------     --------

Franklin Advisory Services
Charles B. Johnson
Rupert H. Johnson, Jr.
Franklin Resources, Inc.
777 Mariners Island Boulevard
San Mateo, CA  94404...............................     254,500 (2)        7.48%

Roy R. Laborde.....................................     173,365 (3)        5.09%
C/o TransFinancial Holdings, Inc.
8245 Nieman Road, Suite 100
Lenexa, KS 66214

Timothy P. O'Neil..................................     221,360 (4)        6.50%
8245 Nieman Road, Suite 100
Lenexa, KS 66214

William D. Cox.....................................      85,000 (5)        2.50%
Harold C. Hill, Jr.................................      12,500 (6)         .37%
Clark D. Stewart...................................       5,000 (7)         .15%
David D. Taggart...................................      90,000 (8)        2.64%
Kurt W. Huffman....................................      46,000 (9)        1.35%
Directors and executive officers as a
   group (7 persons, including the above)..........     633,225 (10)      18.59%


    (1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed.

    (2) The shares shown in the table are beneficially owned by one or more open or closed-end investment companies or other managed accounts which are advised by Franklin Advisory Services, Inc. ("Franklin"), a subsidiary of Franklin Resources, Inc. ("FRI"). Franklin has all investment and/or voting power over the shares owned by such advisory clients and may be deemed the beneficial owner of the shares shown in the table. Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FRI, the Principal Shareholders and Franklin disclaim any economic interest or beneficial ownership in any of the shares. The information contained in this footnote was obtained from the Amendment No. 4 to Schedule 13G filed by these persons on February 7, 2001.

    (3) Includes 14,150 shares subject to exercisable outstanding stock options and 1,415 shares owned by and registered in the name of his wife, over which they share voting power but Mrs. Laborde retains sole investment power.

    (4) Includes 68,000 shares subject to exercisable outstanding stock options. Does not include 9,000 shares held in various irrevocable trusts for the benefit of Mr. O'Neil's children and over which he has no voting or investment power.

    (5) Includes 16,000 shares subject to exercisable outstanding stock options.

    (6) Includes 4,500 shares in the Francile Hill Revocable Trust. Both Mr. Hill and Francile Hill are trustees and each has shared voting and investment power. Also includes 8,000 shares subject to exercisable outstanding stock options.

  (7) Includes 4,000 shares subject to exercisable outstanding stock options.

  (8) Represents 90,000 shares subject to exercisable outstanding stock options.

  (9) Includes 16,000 shares subject to exercisable outstanding stock options.

 (10) Includes a total of 126,150 shares subject to exercisable outstanding stock options.

Item 13.   Certain Relationships and Related Transactions

    Not  Applicable

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)1. Financial Statements
        --------------------

        Included in Item 8, Part II of this Report -

        Consolidated Balance Sheets at December 31, 2000 and 1999

        Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended December 31,
          2000,  1999 and 1998

        Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

        Supplemental Financial Information (Unaudited) - Summary of
          Quarterly Financial Information for 2000 and 1999

  (a)2. Financial Statement Schedules
        -----------------------------

        Included in Item 14, Part IV of this Report -

        Financial Statement Schedules for the three years ended December 31, 2000:

        Schedule II - Valuation and Qualifying Accounts

        Other financial statement schedules are omitted either because of the absence of the conditions under which they are required or because the required information is contained in the consolidated financial statements or notes thereto.

(a)3.   Exhibits
        --------

        The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K. The management contracts or compensatory plans or arrangements required to be filed as exhibits to this form pursuant Item 14(c) are contained in Exhibits 10(a), 10(b), 10(d), 10(u), 10(v), 10(w), 10(x), 10(y) and 10(z).



  Exhibit No.       Exhibit Description
  -----------       ------------------------------------------------------------

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

      10(p) Loan and Security Agreement, dated August 31, 2000, among APR Funding Corporation, Universal Premium Acceptance Corporation, Autobahn Funding Company LLC and DG Bank Deutsche Genossenschaftsbank AG. Filed as Exhibit 10.1 to Registrant's Quarterly Report on form 10-Q for the quarter ended September 30, 2000.

       10(q) Secured Loan Agreement by and between Bankers Trust Company of Des Moines, Iowa and Crouse Cartage Company, dated January 5, 1998. Filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

       10(r) Stock Purchase Agreement, dated August 14, 1998, by and between TransFinancial Holdings, Inc. and certain members of the Crouse family. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

       10(s) Secured Loan Agreement by and between Bankers Trust of Des Moines, Iowa, TransFinancial Holdings, Inc., and Crouse Cartage Company, dated March 25, 1999. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

       10(t) Amended and Restated Secured Loan Agreement, dated July 5, 2000, by and among Bankers Trust Company, N.A. of Des Moines, Iowa, TransFinancial Holdings, Inc., Crouse Cartage Company, Specialized Transport, Inc., TFH Logistics and Transportation Services, Inc., Transport Brokerage, Inc., Phoenix Computer Services, Inc., Custom Client Services, Inc. and TFH Properties, Inc. Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

       10(u) Supplemental Benefit and Collateral Assignment Split-Dollar Agreement dated January 18, 1997 by and between the Company and Timothy P. O'Neil. Filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10(v) Employment Agreement dated July 2, 1998 by and between the Company and Timothy P. O'Neil. Filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10(w) Supplemental Benefit Agreement dated September 30, 1995 by and between the Company and David D. Taggart. Filed as
                    Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10(x) Employment Agreement dated April 27, 1998 by and among the Company, Crouse Cartage Company and David D. Taggart. Filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10(y) Agreement dated September 30, 1995 by and between the Company and David D. Taggart. Filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10(z) Amended and Restated Employment Agreement dated October 16, 1998 by and among the Company, Universal Premium Acceptance Corporation, Presis, L.L.C. and Kurt W. Huffman. Filed as
                    Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

       10(aa)* Purchase Contract by and between R.L.R. Investments, L.L.C., an Ohio limited liability company and R.L.R. Transfer, Inc., an Ohio corporation and Crouse Cartage Company and TransFinancial Holdings, Inc. dated October 20, 2000.

       21*          List of all subsidiaries of  TransFinancial  Holdings,  Inc.
                    the state of incorporation of each such subsidiary, and the names under which such subsidiaries do business.

      *Filed herewith.

 (b)          Reports on Form 8-K
              -------------------

No reports on Form 8-K were filed during the quarter ended December 31, 2000.
--------------------

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts


                                             Additions
                                       ----------------------
                          Balance at    Charged     Charged             Balance
                           Beginning      to       to Other    Deduc-   at End
Description                 of Year     Expense    Accounts   tions(1)  of Year
-----------                 -------     -------    --------   --------  -------
                                                 (In Thousands)

Allowance for credit losses (deducted from
   finance accounts receivable)
     Year Ended December 31 -
2000....................     $870      $1,367      $ 567(3)  $ (1,314)   $1490
1999....................      566       1,193         --         (889)     870
1998....................      499         827        343(2)    (1,103)     566

-------------------------



   (1)  Deduction for purposes for which reserve was created.

   (2) Allowance established as of May 29, 1998, the date of acquisition of Oxford Premium Finance, Inc.

   (3)  Reclass provision from change in gain treatment on receivables.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 20, 2001               By         /s/Timothy P. O'Neil
                                      ----------------------------------------
                                               Timothy P. O'Neil,
                                               President, Chief Executive
                                               Officer and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Timothy P. O'Neil                President, Chief Executive Officer and
------------------------------      Secretary
Timothy P. O'Neil                   (Principal Financial Officer)


/s/William D. Cox                   /s/Timothy P. O'Neil
------------------------------      ------------------------------------
William D. Cox, Chairman            Timothy P. O'Neil, Director
of the Board of Directors


/s/ Clark D. Stewart                /s/ Harold C. Hill
------------------------------      -----------------------
Clark D. Stewart, Director          Harold C. Hill, Jr., Director


/s/Roy R. Laborde
------------------------------
Roy R. Laborde, Vice Chairman of
the Board of Directors





April 20, 2001
Date of all signatures

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                  Exhibit Index


Exhibit No.    Exhibit Description

10(aa) Purchase Contract by and between R.L.R. Investments, L.L.C., an Ohio limited liability company and R.L.R. Transfer, Inc., an Ohio corporation and Crouse Cartage Company and TransFinancial Holdings, Inc. dated October 20, 2000.


21             List of all Subsidiaries of TransFinancial Holdings, Inc.