Form 10-Q
period 2001-03-31
TRANSFINANCIAL HOLDINGS INC
filed 2001-05-15
CIK 719271

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 12B-25

                           NOTIFICATION OF LATE FILING


                          TRANSFINANCIAL HOLDINGS, INC.
                                  (registrant)

                                     1-12070
                                (SEC FILE NUMBER)

                                    89365P106
                                 (CUSIP Number)


[ ]Form 10-K  [] Form 20-F   [ ] Form 11-K   [X] Form 10-Q   [ ] Form N-SAR

      For Period Ended:   March 31, 2001
                     -------------------------------------

[   ]  Transition Report on Form 10-K
[   ]  Transition Report on Form 20-F
[   ]  Transition Report on Form 11-K
[   ]  Transition Report on Form 10-Q
[   ]  Transition Report on Form N-SAR
For the Transition Period Ended:
                                -----------------------------------------------

                     -------------------------------------

      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
                     -------------------------------------

      If the notification relates to a portion of the filing checked above,
identify the Item(s) to which the notification relates:       Not Applicable
                     -------------------------------------

------------------------------------------------------------------------------

Part I - Registrant Information
------------------------------------------------------------------------------

      Full Name of Registrant:                 TransFinancial Holdings, Inc.
                                               -------------------------------
      Former Name if Applicable:               Not Applicable
                                               -------------------------------
      Address of Principal Executive Officer:  8245 Nieman Road, Suite 100
                                               -------------------------------
                                                     (Street and Number)
                                               Lenexa, KS 66214
                                               -------------------------------
                                               (City, State and Zip Code)
                                                              -
------------------------------------------------------------------------------

Part II - Rules 12b-25(b) and (c)
------------------------------------------------------------------------------

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X]        (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]        (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[  ]       (c)  The accountant's statement or other exhibit required by Rule
      12b-25(c) has been attached, if applicable.
------------------------------------------------------------------------------

Part III - Narrative
------------------------------------------------------------------------------

State below in reasonable detail the reasons why Form 10-K, 20-F, 11-K, 10-Q, N-SAR or the transition report or portion thereof could not be filed within the prescribed time period.

      As a result of management time devoted to closure and liquidation of the registrant's transportation operations, and to properly reporting the discontinuation of operations under applicable accounting rules, the registrant was unable to complete the Form 10-Q within the prescribed time period.

------------------------------------------------------------------------------

Part IV - Other Information
------------------------------------------------------------------------------

      (1) Name and telephone number of person to contact in regard to this notification.

          Timothy P. O'Neil           913                   859-0055
        --------------------     ----------------       ---------------------
             (Name)                (Area Code)           (Telephone Number)

      (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s)

                               [ X ]  Yes      [   ]   No

      (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                               [ X ]  Yes      [   ]   No

      If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

      The Company believes that there will be a significant change in results of operations from the corresponding period for the last fiscal year because the Company discontinued its transportation operations after the end of such corresponding period. Due to issues relating to the proper reporting of the discontinuation and liquidation of the operations, a reasonable estimate of results cannot be made.

                     -------------------------------------

                         TransFinancial Holdings, Inc.
                         -----------------------------
                 (Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                By:   /s/Timothy P. O'Neil
                                        Timothy P. O'Neil
                                        President, Chief Executive Officer and
                                        Secretary