Form 10-Q
period 2001-03-31
TRANSFINANCIAL HOLDINGS INC
filed 2001-07-30
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    Form 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___ to __________________

                           Commission File No. 1-12070



                          TRANSFINANCIAL HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)


            Delaware                             46-0278762
      ----------------------                    --------------
   (State or other jurisdiction of               (IRS Employer
    incorporation or organization)            Identification No.)

      8245 Nieman Road, Suite 100
         Lenexa, Kansas                             66214
      ----------------------                    -----------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at July 9, 2001
      ----------------------               ----------------------------
      Common stock, $0.01 par value               3,278,291 Shares

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                      For the Three Months Ended March 31,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          2001        2000

Operating Revenues...........................            $3,586       $1,849

Operating Expenses...........................             3,207        1,869
                                                         ------       ------

Operating Income (Loss)......................               379          (20)
                                                         ------       ------

Nonoperating Income (Expense)
  Interest income............................                 2            2
  Interest expense...........................                (7)        (230)
                                                         -------      -------
    Total nonoperating income (expense)......                (5)        (228)
                                                         -------      -------

Income (Loss) Before Income Taxes............               374         (248)
Income Tax Provision (Benefit)...............                10           22
                                                         ------        ------
Income (Loss) from Continuing Operations.....               364         (270)
                                                         ------        ------

Income (Loss) from Discontinued Operations
  (Note 2)...................................                 -       (3,328)
Income (Loss) on Closure of Discontinued
Operations (Note 2)..........................            (2,050)           -
                                                         ------        ------

Net Income (Loss)............................           $(1,686)     $(3,598)
                                                        ========     ========

Basic and Diluted Earnings (Loss) Per Share
  From Continuing Operations.................           $  0.11       $(0.08)
  Discontinued Operations (Note 2)...........             (0.62)       (1.02)
                                                          ------      ------
      Total..................................           $ (0.51)      $(1.10)
                                                        ========      =======

Basic Average Shares Outstanding.............             3,278        3,277
                                                        ========      =======

Diluted Average Shares Outstanding...........             3,286        3,278
                                                        ========      =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
                  Assets                                (Unaudited)
                  ------
Current Assets:
  Cash and cash equivalents..................                 $  353      $ 258
  Finance accounts receivable, less allowance
    for credit losses of $1,527 and $1,490...                83,965      80,945
    Other current assets.....................                   637         753
                                                             ------       ------
    Total current assets.....................                84,955      81,956
                                                             ------       ------
Operating Property, at Cost:
  Land.......................................                   339         339
  Structures and improvements................                 1,474       1,474
  Other operating property...................                 1,083       1,083
                                                             ------       -----
                                                              2,896       2,896
    Less accumulated depreciation............                (1,130)     (1,069)
                                                             ------      ------
        Net operating property...............                 1,766       1,827
                                                             ------      ------
Intangibles, net of accumulated amortization.                 8,777       8,946
Other Assets.................................                   131         108
                                                             ------       -----
                                                            $95,629     $92,837
                                                            =======     =======

     Liabilities and Shareholders' Equity
     ------------------------------------
Current Liabilities:
  Cash overdrafts............................                $  425      $1,161
  Accounts payable...........................                 2,933       2,309
  Revolving bank loan (Note 4)...............                68,750      66,250
  Accrued payroll and fringes................                    52          66
  Other accrued expenses.....................                 1,728       1,674
  Net liabilities of discontinued operations
    (Note 2).................................                 5,550       3,500
                                                              -----  ----------
    Total current liabilities................                79,438      74,960
                                                             ------      ------

Contingencies and Commitments (Note 5).......                    --          --

Shareholders' Equity
  Preferred stock with $0.01 par value,
    authorized 1,000,000 shares, none
    outstanding..............................                    --          --
  Common stock with $0.01 par value,
    authorized 13,000,000 shares, issued
    7,623,091 and 7,623,091 shares...........                    76          76
  Paid-in capital............................                 6,254       6,254
  Retained earnings..........................                44,928      46,614
  Treasury stock 4,345,561 shares, at cost...               (35,067)    (35,067)
                                                            -------     -------
    Total shareholders' equity...............                16,191      17,877
                                                             ------      ------
                                                            $95,629     $92,837
                                                            =======     =======

The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                           (In thousands) (Unaudited)

                                                               2001       2000
Cash Flows From Operating Activities
  Net income (loss).......................                   $(1,686)   $(3,598)
  Adjustments to reconcile net loss to
    cash used in operating activities
   Depreciation and amortization..........                       198        206
   Debt cost amortization.................                        32         84
   Provision for credit losses............                       424        221
   Net increase (decrease) from change
     in other working capital items
     affecting operating activities.......
        Accounts Receivable...............                    (3,444)    (2,433)
        Accounts Payable..................                       624        463
        Other.............................                       158       (372)
  Loss from and on discontinued operations                     2,050      3,328
                                                              ------     ------
                                                              (1,644)    (2,101)
                                                              ------     ------

Cash Flows From Investing Activities
  Cash from (to) discontinued operations..                        --       (896)
  Purchase of operating property, net.....                        --        (22)
  Net sales/repurchases of accounts
    receivable............................                        --       (515)
  Other...................................                       (24)       357
                                                             -------     ------
                                                                 (24)    (1,076)
                                                             -------     ------
Cash Flows From Financing Activities
  Line of credit borrowings (repayments),
    net...................................                     2,500         --
  Cash overdrafts.........................                      (737)     2,133
  Other...................................                        --         (4)
                                                              ------     ------
                                                               1,763      2,129
                                                              ------     ------
Net Decrease in Cash and Cash Equivalents.                        95     (1,048)
Cash and Cash Equivalents at beginning
  of period...............................                       258      1,076
                                                              ------     ------

Cash and Cash Equivalents at end of period                   $   353     $   28
                                                             =======     ======



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement Of Shareholders' Equity
                            (In thousands)(Unaudited)


                                                                        Total
                                                                        Share-
                                Common   Paid-In   Retained   Treasury  holders'
                                Stock    Capital   Earnings   Stock     Equity
                                ------   -------   --------   --------  --------
Balance at December 31, 1999..  $   76   $ 6,104   $ 69,283   $(35,067) $40,396

Net loss......................      --        --    (22,669)        --  (22,669)

Issuance of shares under
  Deferred Compensation
  Arrangements................      --       143         --         --      143

Issuance of shares under
  incentive plans.............      --         7         --         --        7
                                ------   -------   --------   --------  -------

Balance at December 31, 2000..      76     6,254     46,614    (35,067)  17,877

Net income....................      --        --     (1,686)        --   (1,686)
                                ------   -------   --------   --------  -------

Balance at March 31, 2001.....  $   76   $ 6,254   $ 44,928   $(35,067) $16,191
                                ======   =======   ========   ========  =======


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

      Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on April 20, 2001, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses for the years 2000, 1999 and 1998 and negative cash flows from operating activities in 2000, 1999 and 1998. In addition, the Company has violated certain covenants in its financing agreements and discontinued its transportation segment in 2000 (See Note 2, below). These factors raise substantial doubt about the Company's ability to continue as a going concern.*

2. Discontinued Operations

      TransFinancial discontinued its transportation operations in 2000. The Company's subsidiary, TFH Logistics & Transportation Services, Inc. ("TFH L&T"), which is a holding company for the Company's transportation subsidiaries, has two principal subsidiaries, Crouse Cartage Company ("Crouse"), which was acquired in 1991, and Specialized Transport, Inc. ("Specialized"), formed in 1999.

      On September 16, 2000 and December 16, 2000, Crouse and Specialized, respectively, ceased operations; Crouse as a result of significant operating losses and cash flow deficiency and Specialized as a result of its insurance carrier revoking its coverage. These companies are being liquidated outside of bankruptcy, but have established independent advisory committees of creditors and are following the general processes and procedures defined under the federal bankruptcy code. The Company's ability to continue as a going concern is ultimately dependent on its ability to successfully liquidate the transportation operations outside of bankruptcy. Management believes that it will be successful in that liquidation process.* The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company is conducting orderly liquidations of the Crouse and Specialized assets for distribution to their secured and unsecured creditors. The Company has closed on the bulk sale of Crouse's tractors, trailers, other equipment and real property. The Company expects to collect a substantial portion of Crouse's remaining receivables and liquidate the assets of
Specialized over the next three months.* The Company is in the process of verifying unsecured claims. The proceeds of asset liquidations are anticipated to allow full payment of secured claims and a partial distribution to priority creditors and, in the case of Specialized, to general unsecured creditors on their claims.*

      A summary of the net liabilities of the discontinued operations as of March 31, 2001, follows (in thousands):


                         Assets

      Cash..................................            $ 435
      Freight accounts receivable, net......               54
      Operating property, at estimated
        net realizable value................            3,052
      Deposits, prepayments, and other......               57
                                                        -----

      Total assets..........................            3,598
                                                        -----

                        Liabilities

      Secured notes and other...............            1,340
      Post- cessation administrative costs..              590
      Priority wages, taxes, and other......            1,767
      Unsecured liabilities.................            5,451
                                                        -----

      Total Liabilities.....................            9,148
                                                        -----

      Net deficit...........................          $(5,550)
                                                      ========


      After distribution of all proceeds to creditors, TransFinancial expects to incur approximately $5.6 million of residual liabilities for certain claims included in the net deficit above.* This estimate of residual liabilities assumes the reduction of the transportation operations general unsecured liabilities of Crouse and Specialized by $18.5 million.* Such reduction relates to debts specific to these corporations and without recourse to TFH L&T, and various settlements with other creditors.* In connection with the closure of the transportation businesses the Company recorded a "Loss on Closure of Discontinued Operations" of $9.1 million, or approximately $2.78 per share, in the third and fourth quarters of 2000, and $2.1 million, or $0.62 per share, in the first quarter 2001. These losses include adjustments for asset and liability carrying values to liquidation values, accruals of liabilities for multi-employer pension withdrawal and WARN Act liabilities and estimated post-cessation administrative costs to conduct the liquidation. Management believes that it will be successful in conducting an orderly liquidation of the assets and disposition of claims of Crouse and Specialized.*

3. Segment Reporting

      The Company operates in financial services through Universal Premium Acceptance Corporation ("UPAC"). The company discontinued its transportation operations during 2000. Other items are shown in the table below for purposes of reconciling to consolidated amounts (in thousands).

                                                  First Quarter
                                                  -------------
                                        Operating   Operating       Total
                                        Revenues    Income (Loss)   Assets

Financial Services               2001   $3,580      $ 455           $93,846
                                 2000    1,839        218            28,621

General Corporate and Other      2001        6        (76)            1,728
                                 2000       10       (238)            1,932

Total from Continuing
   Operations                    2001    3,586        379            95,629
                                 2000    1,849        (20)           30,553

Transportation (Discontinued
   Operations)                   2001       --     (2,050)            3,598
                                 2000   37,019     (3,126)           50,011

Consolidated Continuing          2001    3,586     (1,671)           99,227
   & Discontinued Operations     2000   38,868     (3,146)           80,564



4. Financing Agreements

      In December 1996, UPAC and TransFinancial entered into a securitization agreement whereby undivided interests in a designated pool of finance accounts receivable could be sold on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and its subsidiary, APR Funding Corporation, amended the securitization agreement with the new financial institution increasing maximum allowable amount of receivables to be sold under the agreement to $80 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain convenants. On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. UPAC and APR Funding borrow under a revolving loan arrangement with allowable maturities from 1 to 270 days. The loan bears interest at commercial paper rates plus bank program fees.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. The terms of the loan agreement require UPAC to maintain a reserve at specific levels that serves as collateral. At March 31, 2001, $7.9 millions of receivables serve as collateral reserves for the loan agreement.

      Under the prior securitization agreement UPAC recognized gains on sales of receivables. These gains are shown as service revenue on the accompanying income statement. This change in accounting treatment had no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each contract. The timing of earnings recognition was altered by the accounting change. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables for the first quarter 2001 versus 2000 was a negative charge of $67,000.

5. Contingencies and Commitments

      TransFinancial's operating subsidiaries are parties to routine litigation. TransFinancial and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from these claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.*

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss and an amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company*.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

First quarter ended March 31, 2001 compared to the first quarter ended March 31, 2000

      TransFinancial operates in financial services. The company discontinued its transportation operations in 2000.

Financial Services

      For the first quarter of 2001, UPAC reported operating income of $455,000 on operating financial services revenue of $3.6 million, as compared to operating income of $218,000 on operating revenue of $3.0 million for the comparable period of 2000. The increase in operating revenue and operating income in 2001 was primarily the result of greater amounts financed and increases in interest spread margins. Premiums financed were $55.9 million in the first quarter of 2001 as compared to $50.9 in the first quarter of 2000. Interest margins are 0.85% higher in the first quarter of 2001 as compared to the first quarter of 2000. The increase in interest margins was primarily due to fixed interest rates on previous funded finance agreements and the non-recurring decreases in borrowing costs in the commercial paper market in the first quarter of 2001. Operating expenses increased 15.9% in the first quarter of 2001 from the same period in 2000, due principally to increases in salary and benefit costs and bad debt provisions.


Other

      TransFinancial's effective income tax provision (benefit) rate for the first quarter of 2001 was 0.5%, as compared to 0.6% for the comparable period of 2000. In the first quarter of 2001, the Company's income tax provision was $10,000 on a pre-tax loss of $1,676,000. The effective income tax rates for each period were a lower percentage than statutory rates due to the impact of losses on discontinued operations and net operating loss carry-forwards, partially offset by non-deductible amortization of intangibles and valuation allowances provided against net deferred tax assets.

      The Company incurs approximately $250,000 each quarter in costs associated with maintaining and operating the public enterprise. TransFinancial intends to substantially reduce its overhead costs relating to management and director compensation and contemplates cancellation of many insurance policies (including director liability coverage) and elimination of other expenses to reflect the substantially reduced size of the Company's operations.*


Forward-Looking Statements

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

      With respect to statements in "Financial Condition" regarding the adequacy of the Company's capital resources, such statements are subject to a number of risks and uncertainties including, without limitation: the ability of management to effect operational changes to improve the future economic performance of the Company (which is dependent in part upon the factors described above); the ability of management to successfully liquidate the transportation operations, the ability of the Company and its subsidiaries to comply with the covenants contained in the financing agreements; future acquisitions of other businesses not currently anticipated by management of the Company; and other material expenditures not currently anticipated by management.


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

                               FINANCIAL CONDITION

      As of March 31, 2001, the Company's net working capital was $5.5 million as compared to $7.0 million as of December 31, 2000. The Company's current ratio was 1.1 and its ratio of total liabilities to tangible net worth was 10.7 as of March 31, 2001, as compared to a current ratio of 1.1 and a ratio of total liabilities to tangible net worth of 8.4 as of December 31, 2000. Cash used by operating activities was negative for the three months ended March 31, 2001 and March 31, 2000 due to increases in accounts receivable resulting from increases in amounts financed by UPAC.

      The Company has experienced increases in net income in first quarter of 2001 as compared to the first quarter of 2000 as a result of discontinuing its transportation operations. The discontinued operations had losses of $2.1 million in the first quarter of 2001, as compared to $3.3 million in the first quarter of 2000. In addition, the Company violated certain convenants in its financing agreements in 2000. The report of the Company's Independent Accountants included in TransFinancial's Annual Report on Form 10-K for the year ended December 31, 2000, contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

      Effective May 26, 2000, UPAC's receivable securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be financed under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. Receivables transferred prior to the amendment were accounted for as sold, removed from the balance sheet and a gain on sale was recognized for the discounted interest strip retained as of the date of transfer. As a result of certain call provisions in the amended agreement, the receivables transferred under the amended agreement will not be reflected as sold in future balance sheets. The funds advanced will be accounted for as secured borrowings and earnings on receivables financed will be recognized on an interest earned basis over the term of the finance contracts. This change will have no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition will however be changed. The effect of this change resulted in a non-cash reduction of revenue of $768,000 in 2000, none occurring in the first quarter of 2000.

      On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. Under the terms of the new agreement, UPAC and APR Funding may borrow up to $80 million using its eligible finance receivables as collateral. The loan bears interest at commercial paper rates plus bank program fees.

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss and an amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company*.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -- The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss and an amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company*.

Item 2.  Changes in Securities -- None

Item 3.  Defaults Upon Senior Securities -- None

Item 4.  Submission of Matters to Vote of Security Holders -- None

Item 5.  Other Information -- None

Item 6.  Exhibits and Reports on Form 8-K -- None

                                   (SIGNATURE)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TransFinancial Holdings, Inc.
                                      ------------------------------------------
                                               Registrant


                                    By:    /s/ Timothy P. O'Neil
                                        ----------------------------------------
                                           Timothy P. O'Neil, President &
                                           Chief Executive Officer
                                           (Principal  executive  and financial
                                            officer)



Date: July 17, 2001