Form 10-Q
period 2001-06-30
TRANSFINANCIAL HOLDINGS INC
filed 2001-08-01
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    Form 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____ to ___________________


                           Commission File No. 1-12070



                          TRANSFINANCIAL HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)


                    Delaware                               46-0278762
      ---------------------------------------         -------------------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                  Identification No.)

      8245 Nieman Road, Suite 100
         Lenexa, Kansas                                     66214
      ---------------------------------------         -------------------
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (913) 859-0055


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes (X) No ( )

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at July 26, 2001
      -----------------------------            ----------------------------
      Common stock, $0.01 par value                   3,278,291 Shares

                          Part I. FINANCIAL INFORMATION
Item 1.     Financial Statements

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                       For the Three Months Ended June 30,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                2001         2000
                                               ------       -------

Operating Revenues...........................  $3,881       $1,333

Operating Expenses...........................   3,453        2,466
                                               ------       -------

Operating Income (Loss)......................     428       (1,133)
                                               ------       -------

Nonoperating Income (Expense)
  Other, net.................................      33           --
  Interest income............................      25            1
  Interest expense...........................      (4)         150
                                               -------      -------
    Total nonoperating income (expense)......      54          151
                                               -------      -------

Income (Loss) Before Income Taxes............     482         (982)
Income Tax Provision (Benefit)...............      15           22
                                               -------      -------
Income (Loss) from Continuing Operations.....     467       (1,003)
                                               -------      -------

Income (Loss) from Discontinued Operations
(Note 2).....................................       -       (2,423)
Income (Loss) on Closure of Discontinued            -            -
Operations (Note 2)..........................  -------      -------

Net Income (Loss)............................  $  467      $(3,426)
                                               =======      =======

Basic and Diluted Earnings (Loss) Per Share From
  Continuing Operations......................  $ 0.14       $(0.31)
  Discontinued Operations (Note 2)...........      --        (0.74)
                                               -------      -------
      Total..................................  $  0.14      $(1.05)
                                               =======      =======

Basic Average Shares Outstanding.............    3,278       3,278
                                               =======      =======

Diluted Average Shares Outstanding...........    3,286       3,290
                                               =======      =======

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          Part I. FINANCIAL INFORMATION
Item 1.     Financial Statements

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        For the Six Months Ended June 30,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 2001        2000
                                                ------      ------

Operating Revenues...........................  $ 7,467     $ 3,182

Operating Expenses...........................    6,660       4,335
                                                ------      ------

Operating Income (Loss)......................      807      (1,153)
                                                ------      -------

Nonoperating Income (Expense)
  Other income, net..........................       33          --
  Interest income............................       28           3
  Interest expense...........................      (11)        (80)
                                               -------      -------
    Total nonoperating income (expense)......       50         (77)
                                               -------      -------

Income (Loss) Before Income Taxes............      857      (1,230)
Income Tax Provision (Benefit)...............       25          43
                                               -------      -------
Income (Loss) from Continuing Operations.....      832      (1,273)
                                               -------      -------

Income (Loss) from Discontinued Operations
(Note 2)......................................      -       (5,751)

Income (Loss) on Closure of Discontinued        (2,050)          -
Operations (Note 2)...........................  -------     -------

Net Income (Loss)............................  $(1,218)    $(7,024)
                                                =======     =======

Basic and Diluted Earnings (Loss) Per Share From
  Continuing Operations......................  $  0.25     $ (0.39)
  Discontinued Operations (Note 2)...........    (0.62)      (1.75)
                                                -------     -------
      Total..................................  $ (0.37)    $ (2.14)
                                                =======     =======

Basic Average Shares Outstanding.............    3,278       3,278
                                                =======     =======

Diluted Average Shares Outstanding...........    3,286       3,422
                                                =======     =======

    The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

          TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                 (In thousands, except share data)
                                               June 30,  December 31,
                                                 2001       2000
                                                ------     ------
                  Assets                      (Unaudited)
                  ------
Current Assets:
  Cash and cash equivalents..................  $   451    $   258
  Finance accounts receivable, less allowance
    for credit losses of $1,647 and $1,490...   93,583     80,945
    Other current assets.....................      371        753
                                                ------     ------
    Total current assets.....................   94,405     81,956
                                                ------     ------
Operating Property, at Cost:
  Land.......................................      339        339
  Structures and improvements................    1,474      1,474
  Other operating property...................    1,134      1,083
                                                ------     ------
                                                 2,947      2,896
    Less accumulated depreciation............   (1,191)    (1,069)
                                                ------     ------
        Net operating property...............    1,756      1,827
                                                ------     ------
Intangibles, net of accumulated amortization
(Note 1 & 5)..................................   8,614      8,946
Other Assets.................................      104        108
                                                ------     ------
                                              $104,879    $92,837
                                               =======    =======
           Liabilities and Shareholders' Equity
           ------------------------------------
Current Liabilities:
  Cash overdrafts............................  $  1,207    $ 1,161
  Accounts payable...........................     4,145      2,309
  Revolving bank loan (Note 4)...............    75,150     66,250
  Accrued payroll and fringes................       546         66
  Other accrued expenses.....................     1,622      1,674
  Net liabilities of discontinued operations
  (Note 2)...................................     5,550      3,500
                                                 ------     ------

    Total current liabilities................    88,220     74,960
                                                 ------     ------

Contingencies and Commitments (Note 5).......        --         --

Shareholders' Equity
  Preferred stock with $0.01 par value,
        authorized 1,000,000 shares, none
        outstanding..........................        --         --

  Common stock with $0.01 par value,
        authorized 13,000,000 shares,
        issued 7,623,091 shares...............       76          76
  Paid-in capital.............................    6,254       6,254
  Retained earnings...........................   45,396      46,614
  Treasury stock 4,345,561 shares, at cost....  (35,067)    (35,067)
                                                -------     -------
    Total shareholders' equity................   16,659      17,877
                                                -------     -------
                                               $104,879     $92,837

  The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                           (In thousands) (Unaudited)
                                                 2001       2000
                                                ------     ------

Cash Flows From Operating Activities
  Net income (loss).......................    $(1,218)   $(7,024)
  Adjustments to reconcile net loss to
  cash used in operating activities
   Depreciation and amortization..........        395        411
   Debt cost amortization.................         64        299
   Provision for credit losses............      1,004        592
   Net increase (decrease) from change in
     other working capital items affecting
        operating activities Accounts
        Receivable........................    (13,642)    (4,360)
        Accounts Payable..................      1,836      1,758
        Other.............................        810       (994)
  Loss from and on discontinued operations      2,050      5,751
                                                ------     ------
                                               (8,701)    (3,567)
                                               ------     ------
Cash Flows From Investing Activities
  Cash from (to) discontinued operations..         --       (360)
  Purchase of operating property, net.....        (52)       (26)
  Net sales/repurchases of accounts receivable     --    (63,875)
  Other...................................         --       (377)
                                                ------    -------
                                                  (52)   (64,638)
                                                ------    -------
Cash Flows From Financing Activities
  Line of credit borrowings (repayments), net   8,900     67,250

  Cash overdrafts.........................         46        422
  Other...................................         --          7
                                               ------     ------
                                                8,946     67,679
                                               ------     ------
Net Increase (Decrease) in Cash and Cash
Equivalents                                       193       (526)
Cash and Cash Equivalents at beginning
 of period                                        258      1,076
                                               ------     ------

Cash and Cash Equivalents at end of period      $ 451     $  550
                                               ======     ======



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement Of Shareholders' Equity
                            (In thousands)(Unaudited)


                                                                   Total
                                                                   Share
                              Common  Paid-In  Retained  Treasury  holders'
                               Stock  Capital  Earnings  Stock     Equity
                              ------  -------  --------  --------  ------
Balance at December 31, 1999     $76   $6,104   $69,283  $(35,067) $40,396

Net loss...................       --       --  ( 22,669)       --  (22,669)

Issuance of shares under
  Deferred Compensation
  Arrangements                    --      143        --        --      143

Issuance of shares under
  incentive plans                 --        7        --        --        7
                                -----   -----     -----     -----    -----
Balance at December 31, 2000      76    6,254    46,614   (35,067)  17,877

Net loss...................       --      --     (1,218)       --   (1,218)
                                ----    -----   -------     -----    -----


Balance at June 30, 2001...      $76   $6,254   $45,396  $(35,067)  $16,659
                                ====   ======   =======   ========  =======

    Theaccompanying notes to condensed consolidated financial statements are an integral part of these statements.

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

      The Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" ("SFAS 142") on June 29, 2001. This statement will become effective for the Company on January 1,2002 (early adoption of this statement is prohibited). The Company's intangible assets consist of goodwill recorded in connection with the acquisition of insurance premium finance companies and deferred debt issuance costs. These assets totaled $11,506,000, with accumulated amortization of $2,892,000, at June 30, 2001. Under SFAS 142, any portion of goodwill which would cause the total recorded value of a company to be in excess of the "fair value" of that company must be recognized as a loss. Management believes this statement may require the Company to eliminate all or substantially all goodwill and record a related charge to earnings of approximately $8 million.*

      Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on April 20, 2001, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses for the years 2000, 1999 and 1998 and negative cash flows from operating activities in 2000, 1999 and 1998. In addition, the Company had violated certain covenants in its financing agreements and discontinued its transportation segment in 2000 (See Note 2, below). These factors raise substantial doubt about the Company's ability to continue as a going concern.*

2. Discontinued Operations

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

      The Company is conducting orderly liquidations of the Crouse and Specialized assets for distribution to their secured and unsecured creditors. The Company has closed on the bulk sale of Crouse's tractors, trailers, other equipment and real property. The Company expects to liquidate the assets of Specialized over the next three months.* The Company is in the process of verifying unsecured claims. The proceeds of asset liquidations are anticipated to allow full payment of secured claims and a partial distribution to priority creditors and, in the case of Specialized, to general unsecured creditors on their claims.*







      A summary of the net liabilities of the discontinued operations as of June 30, 2001, follows (in thousands):



                                     Assets
                                     ------

      Cash............................    $ 547
      Freight accounts receivable, net       --
      Operating property, at estimated
        net realizable value              2,456
      Deposits, prepayments, and other       --
                                          -----

      Total assets....................    3,003
                                          -----

                                  Liabilities
                                  -----------

      Secured notes and other.........    1,281
      Post- cessation administrative
        costs                               180
      Priority wages, taxes, and other    1,729
      Unsecured liabilities...........     5363
                                          -----

      Total Liabilities...............    8,553
                                          -----

      Net deficit.....................  $(5,550)
                                         =======


      After distribution of all proceeds to creditors, TransFinancial expects to incur approximately $5.6 million of residual liabilities for certain claims included in the net deficit above.* This estimate of residual liabilities assumes the reduction of the transportation operations general unsecured liabilities of Crouse and Specialized by $18.5 million.* Such reduction relates to debts specific to these corporations and without recourse to TFH L&T, and various settlements with other creditors.* In connection with the closure of the transportation businesses the Company recorded a "Loss on Closure of Discontinued Operations" of $9.1 million, or approximately $2.78 per share, in the third and fourth quarters of 2000, and $2.1 million, or $0.62 per share, in the first quarter 2001. The additional losses incurred in the first quarter 2001 related to changes in the estimated settlement values of the claims made by the company's largest creditors, and adjustments from estimated to actual values on assets liquidation. These large creditors include liabilities for multi-employer pension withdrawal, insurance, equipment leasing and WARN Act liabilities. Management believes that it will be successful in conducting an orderly liquidation of the assets and disposition of claims of Crouse and Specialized.*

3. Segment Reporting

      The Company operates in financial services through Universal Premium Acceptance Corporation ("UPAC"). Other items are shown in the table below for purposes of reconciling to consolidated amounts (in thousands).

                          Second Quarter            Six Months
                          ----------------        ------------------
                          Operating Operating     Operating Operating     Total
                          Revenues  Income (Loss) Revenue   Income (Loss) Assets

Financial Services    2001  $3,873    $ 626       $7,453      $1,081   $103,332
                      2000   1,324     (871)       3,163        (653)    93,742

General Corporate     2001       8     (198)          14        (274)     1,547
and Other             2000       9     (262)          19        (500)     2,161


Total from Continuing
    Operations        2001   3,881      428        7,467         807    104,879
                      2000   1,333   (1,133)       3,182      (1,153)    95,903

Discontinued
    Operations        2001      --       --           --      (2,050)     2,986
    (Note 2)          2000  37,444   (1,750)      74,463      (5,751)    48,088

Consolidated          2001   3,881      428        7,467      (1,243)   107,865
    Operations        2000  38,777   (2,882)      77,645      (6,904)   143,991



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

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. The terms of the loan agreement require UPAC to maintain a reserve at specific levels that serves as collateral. At June 30, 2001, $8.7 millions of receivables serve as collateral reserves for the loan agreement.

      Under the prior securitization agreement UPAC recognized gains on sales of receivables. These gains are shown as operating revenue on the accompanying income statement. This change in accounting treatment had no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each contract. The timing of earnings recognition was altered by the accounting change. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables for the first six months of 2000 was a negative charge of $568,000.

5.  Contingencies and Commitments

      TransFinancial's operating subsidiaries are parties to routine litigation. TransFinancial and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from these claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.*

      The Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" ("SFAS 142") on June 29, 2001. This statement will become effective for the Company on January 1,2002 (early adoption of this statement is prohibited). The Company's intangible assets consist of goodwill recorded in connection with the acquisition of insurance premium finance companies and deferred debt issuance costs. These assets totaled $11,506,000, with accumulated amortization of $2,892,000, at June 30, 2001. Under SFAS 142, any portion of goodwill which would cause the total recorded value of a company to be in excess of the "fair value" of that company must be recognized as a loss. Management believes this statement may require the Company to eliminate all or substantially all goodwill and record a related charge to earnings of approximately $8 million.*

      The Company recorded an accrual in the amount of $475,000 during the quarter ended June 30, 2001 for the liability due upon the cancellation of certain employment contracts. The related expense was recorded as "non-operating". The obligation was paid in July 2001.

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

Financial Services
------------------

      For the second quarter of 2001, UPAC reported operating income of $626,000 on operating financial services revenue of $3.9 million, as compared to operating losses of $871,000 on operating revenue of $2.8 million for the comparable period of 2000. The increase in operating revenue and operating income in 2001 was primarily the result of greater amounts financed, increases in interest spread margins, and transition from the gain on sale treatment of receivables under the amended securitization agreement of May 26, 2000. The increase in interest margins was primarily due to fixed interest rates on previous funded finance agreements and the non-recurring decreases in borrowing costs in the commercial paper market in the second quarter of 2001. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables for the second quarter of 2000 was a negative charge of $568,000. Operating expenses decreased by 2.0% in the second quarter of 2001 from the same period in 2000, due principally to decreases in outside professional expenses incurred in closing and amending new financing agreements for UPAC.

For the six months of 2001, UPAC reported operating income of $1,081,000 on operating financial services revenue of $7.5 million, as compared to operating losses of $653,000 on operating revenue of $5.8 million for the comparable period of 2000. The increase in operating revenue and operating income in 2001 was primarily the result of greater amounts financed, increases in interest spread margins, and transition from the gain on sale treatment of receivables under the amended securitization agreement of May 26, 2000. The increase in interest margins was primarily due to fixed interest rates on previous funded finance agreements and the non-recurring decreases in borrowing costs in the commercial paper market in 2001. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables for the first six months of 2000 was a negative charge of $568,000. Operating expenses increased by 5.6% in the first six months of 2001 from the same period in 2000, due principally to increases in salaries, employee benefits, and bad debt provisions.


Other
-----


      TransFinancial's effective income tax provision (benefit) rate for the second quarter of 2001 was 3%, as compared to 1% for the comparable period of 2000. In the second quarter of 2001, the Company's income tax provision was $15,000 on a pre-tax income of $482,000. The effective income tax rates for each period were a lower percentage than statutory rates due to the impact of losses on discontinued operations and net operating loss carry-forwards, partially offset by non-deductible amortization of intangibles and valuation allowances provided against net deferred tax assets.

      The Company incurs approximately $250,000 each quarter in costs associated with maintaining and operating the public enterprise. TransFinancial intends to substantially reduce its overhead costs relating to management and director compensation and contemplates cancellation of many insurance policies (including director liability coverage) and elimination of other expenses to reflect the substantially reduced size of the Company's operations.*

Forward-Looking Statements
--------------------------

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


Other Matters
-------------

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








                               FINANCIAL CONDITION


      As of June 30, 2001, the Company's net working capital was $6.2 million as compared to $7.0 million as of December 31, 2000. The Company's current ratio was 1.1 and its ratio of total liabilities to tangible net worth was 11.0 as of June 30, 2001, as compared to a current ratio of 1.1 and a ratio of total liabilities to tangible net worth of 8.4 as of December 31, 2000. Cash used by operating activities was negative for the six months ended June 30, 2001 and June 30, 2000 due to increases in accounts receivable resulting from increases in amounts financed by UPAC.

      The Company has experienced increases in net income in second quarter and first six months of 2001 as compared to the related periods of 2000 as a result of discontinuing its transportation operations and increased profits in the financial services segment. The transportation operations had losses of $2.4 million in the second quarter of 2000, and $5.8 million in the first six months of 2000. In addition, the Company violated certain convenants in its financing agreements in 2000. The report of the Company's Independent Accountants included in TransFinancial's Annual Report on Form 10-K for the year ended December 31, 2000, contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.


      Effective May 26, 2000, UPAC's receivable securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be financed under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. Receivables transferred prior to the amendment were accounted for as sold, removed from the balance sheet and a gain on sale was recognized for the discounted interest strip retained as of the date of transfer. As a result of certain call provisions in the amended agreement, the receivables transferred under the amended agreement will not be reflected as sold in future balance sheets. The funds advanced will be accounted for as secured borrowings and earnings on receivables financed will be recognized on an interest earned basis over the term of the finance contracts. This change will have no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition will however be changed. The effect of this change resulted in a non-cash reduction of revenue of $768,000 in 2000, $568,000 occurring in the second quarter of 2000.



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

      The Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" ("SFAS 142") on June 29, 2001. This statement will become effective for the Company on January 1,2002 (early adoption of this statement is prohibited). The Company's intangible assets consist of goodwill recorded in connection with the acquisition of insurance premium finance companies and deferred debt issuance costs. These assets totaled $11,506,000, with accumulated amortization of $2,892,000, at June 30, 2001. Under SFAS 142, any portion of goodwill which would cause the total recorded value of a company to be in excess of the "fair value" of that company must be recognized as a loss. Management believes this statement may require the Company to eliminate all or substantially all goodwill and record a related charge to earnings of approximately $8 million.*

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to the proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss and an amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company*.




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



Item 2.  Changes in Securities -- None


Item 3.  Defaults Upon Senior Securities -- None
----------------------------------------


Item 4.  Submission of Matters to Vote of Security Holders -- None
----------------------------------------------------------


Item 5.                                   Other Information -- None
-----------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K - None
------------------------------------------

                                   (SIGNATURE)

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TransFinancial Holdings, Inc.
                                    -------------------------------

                                               Registrant


                                    By:    /s/ Timothy P. O'Neil
                                        -------------------------
                                           Timothy P. O'Neil, President &
                                           Chief Executive Officer
                                           (Principal executive and financial
                                            officer)



Date: July 31, 2001