Form 10-K/A
period 2000-12-31
TRANSFINANCIAL HOLDINGS INC
filed 2001-09-21
CIK 719271

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

                                    Part II

Item 8.     Financial Statements and Supplementary Data



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TransFinancial Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of TransFinancial Holdings, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransFinancial Holdings, Inc. as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Kansas City, Missouri
September 19, 2001

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


9.    Subsequent Events

      On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more
"liquidating dividends" within the next several months. The preliminary estimates of the total distribution under the plan range from $1.50 to $2.00 per share.

      In conjunction with the plan, a definitive agreement was executed on September 18, 2001 for the sale of the financial services businesses and certain related assets for $14 million, subject to certain adjustments and due diligence.

      These proposals are subject to approval by a majority of TransFinancial's outstanding shares at a meeting to be held after preparation and mailing of proxy material. The Board of Directors will recommend approval of each of these proposals to the shareholders.

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

(a)3.   Exhibits
        --------

        The following exhibits have been filed as part of this report in response to Item 14(c) of Form 10-K.

        Exhibit No.      Exhibit Description
        -----------      -------------------

          10(bb)         Agreement between the registrant and Mr. Tim O'Neil.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  September 20, 2001           By         /s/William D. Cox
                                      ----------------------------------------
                                               William D. Cox
                                               Chairman of the Board, President,
                                               and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William D. Cox                  President, Chief Executive Officer
------------------------------      (Principal Financial Officer)
William D. Cox


/s/ Clark D. Stewart                /s/ Harold C. Hill
------------------------------      -----------------------
Clark D. Stewart, Director          Harold C. Hill, Jr., Director


/s/ Roy R. Laborde
------------------------------
Roy R. Laborde, Vice Chairman of
the Board of Directors





September 20, 2001
Date of all signatures