Form 10-Q
period 2001-09-30
TRANSFINANCIAL HOLDINGS INC
filed 2001-11-14
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                              Washington, DC 20549



                                    Form 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________  to _________


                           Commission File No. 1-12070



                          TRANSFINANCIAL HOLDINGS, INC.
                          -----------------------------

                (Exact name of Registrant as specified in its charter)


                       Delaware                            46-0278762
         ---------------------------------------      ------------------
            (State or other jurisdiction of               (IRS Employer
            incorporation or organization)             Identification No.)

              8245 Nieman Road, Suite 100
                    Lenexa, Kansas                            66214
         ---------------------------------------      ------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                  Outstanding at October 31, 2001
         ----------------------------------   ----------------------------------
         Common stock, $0.01 par value                 3,278,291 Shares

                          Part I. FINANCIAL INFORMATION
Item 1.     Financial Statements

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    For the Three Months Ended September 30,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                    2001                 2000
                                                                                 --------            ---------


Operating Revenues..........................................................     $   4,174           $   3,323

Operating Expenses..........................................................         3,506               3,403
                                                                                 ---------           ---------

Operating Income (Loss).....................................................           668                 (80)
                                                                                 ---------           ----------

Nonoperating Income (Expense)
    Other, net..............................................................           (17)                 --
    Interest income.........................................................            12                  --
    Interest expense........................................................           (16)                (38)
                                                                                 ----------          ----------
       Total nonoperating income (expense)..................................           (21)                (38)
                                                                                 ----------          ----------

Income (Loss) Before Income Taxes...........................................           647                (118)
Income Tax Provision (Benefit)..............................................            15                  57
                                                                                 ---------           ---------
Income (Loss) from Continuing Operations....................................           632                (175)
                                                                                 ---------           ----------

Income (Loss) from Discontinued Operations (Note 2).........................            --              (3,677)
Income (Loss) on Closure of Discontinued Operations (Note 2)................            --              (6,700)
                                                                                 ---------           ----------

Net Income (Loss)...........................................................     $     632           $ (10,552)
                                                                                 =========           ==========

Basic and Diluted Earnings (Loss) Per Share From
    Continuing Operations...................................................     $    0.19           $   (0.05)
    Discontinued Operations (Note 2)........................................           --                (3.17)
                                                                                 --------            ----------
        Total...............................................................     $    0.19           $   (3.22)
                                                                                 =========           ==========

Basic Average Shares Outstanding............................................         3,278               3,278
                                                                                 =========           =========

Diluted Average Shares Outstanding..........................................         3,281               3,555
                                                                                 =========           =========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          Part I. FINANCIAL INFORMATION
Item 1.     Financial Statements

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     For the Nine Months Ended September 30,
                     (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                    2001                 2000
                                                                                 ----------          ---------
Operating Revenues..........................................................     $  11,641           $   9,141

Operating Expenses..........................................................        10,193              10,373
                                                                                 ---------           ---------

Operating Income (Loss).....................................................         1,448              (1,232)
                                                                                 ---------           ----------

Nonoperating Income (Expense)
    Other income, net.......................................................            16                  --
    Interest income.........................................................            40                   3
    Interest expense........................................................           (26)               (118)
                                                                                 ----------          ----------
       Total nonoperating income (expense)..................................            30                (115)
                                                                                 ---------           ---------

Income (Loss) Before Income Taxes...........................................         1,478              (1,347)
Income Tax Provision........................................................            40                 100
                                                                                 ---------           ---------
Income (Loss) from Continuing Operations....................................         1,438              (1,447)
                                                                                 ---------           ----------

Income (Loss) from Discontinued Operations (Note 2).........................             -              (9,429)
Income (Loss) on Closure of Discontinued Operations (Note 2)................        (2,050)             (6,700)
                                                                                 ----------          ----------

Net Loss....................................................................     $    (612)          $ (17,576)
                                                                                 ==========          ==========

Basic and Diluted Earnings (Loss) Per Share From
    Continuing Operations...................................................     $    0.44           $   (0.44)
    Discontinued Operations (Note 2)........................................         (0.63)              (4.92)
                                                                                  ---------          ----------
        Total...............................................................     $    (0.19)         $   (5.36)
                                                                                 ===========         ==========

Basic Average Shares Outstanding............................................         3,278               3,278
                                                                                 =========           =========

Diluted Average Shares Outstanding..........................................         3,280               3,555
                                                                                 =========           =========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                September 30,     December 31,
                                                                                    2001              2000
                                                                              ----------------  ---------------
                                 Assets                                          (Unaudited)
                                 ------
Current Assets:
    Cash and cash equivalents...............................................      $      166         $      258
    Finance accounts receivable, less allowance
       for credit losses of $1,425 and $1,490...............................          98,782             80,945
       Other current assets.................................................             490                753
                                                                                  ----------         ----------
       Total current assets.................................................          99,438             81,956
                                                                                  ----------         ----------
Operating Property, at Cost:
    Land....................................................................             339                339
    Structures and improvements.............................................           1,474              1,474
    Other operating property................................................           1,015              1,083
                                                                                  ----------         ----------
                                                                                       2,828              2,896
       Less accumulated depreciation........................................          (1,115)            (1,069)
                                                                                  ----------         ----------
           Net operating property...........................................           1,713              1,827
                                                                                  ----------         ----------
Intangibles, net of accumulated amortization................................           8,542              8,946
Other Assets................................................................             102                108
                                                                                  ----------         ----------
                                                                                  $  109,795         $   92,837
                                                                                  ==========         ==========
                  Liabilities and Shareholders' Equity
                  ------------------------------------
Current Liabilities:
    Cash overdrafts.........................................................      $    2,423         $    1,161
    Accounts payable........................................................           3,317              2,309
    Revolving bank loan (Note 4)............................................          82,900             66,250
    Other accrued expenses..................................................           3,136              1,740
    Net liabilities of discontinued operations (Note 2).....................             754              3,500
                                                                                  ----------         ----------
       Total current liabilities............................................          92,530             74,960
                                                                                  ----------         ----------

Contingencies and Commitments (Note 5)......................................              --                 --

Shareholders' Equity
    Preferred stock with $0.01 par value, authorized 1,000,000 shares,
       none outstanding.....................................................              --                 --
    Common stock with $0.01 par value, authorized 13,000,000 shares,
       issued 7,623,091 and 7,623,091 shares................................              76                 76
    Paid-in capital.........................................................           6,254              6,254
    Retained earnings.......................................................          46,002             46,614
    Treasury stock 4,345,561 shares, at cost................................         (35,067)           (35,067)
                                                                                  ----------         ----------
       Total shareholders' equity...........................................          17,265             17,877
                                                                                  ----------         ----------
                                                                                  $  109,795         $   92,837
                                                                                  ==========         ==========


The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                           (In thousands) (Unaudited)

                                                                             2001                2000
                                                                           --------          ----------
Cash Flows From Operating Activities
   Net Loss............................................................  $     (612)         $ (17,576)
   Adjustments to reconcile net loss to cash
    used in operating activities
     Depreciation and amortization.....................................         587                614
     Debt cost amortization............................................         110                329
     Provision for credit losses.......................................       1,723                949
     Net increase (decrease) from change in other
        working capital items affecting operating activities...........
              Accounts Receivable......................................     (19,560)            (2,047)
              Accounts Payable.........................................       1,008                (14)
              Other....................................................       1,657               (564)
    Loss from and on discontinued operations...........................       2,050             15,432
                                                                         ----------          ---------
                                                                            (13,037)            (2,877)
                                                                         ----------          ---------
Cash Flows From Investing Activities
   Cash from (to) discontinued operations..............................      (4,796)               261
   Purchase of operating property, net.................................         (63)               (71)
   Net sales/repurchases of accounts receivable........................          --            (63,875)
   Other...............................................................        (108)              (374)
                                                                         -----------         ----------
                                                                             (4,967)           (64,059)
                                                                         -----------         ---------
Cash Flows From Financing Activities
   Line of credit borrowings (repayments), net.........................      16,650             65,750
   Cash overdrafts.....................................................       1,262                190
   Other...............................................................          --                  8
                                                                         ----------          ---------
                                                                             17,912             65,948
                                                                         ----------          ---------
Net Increase (Decrease) in Cash and Cash Equivalents...................         (92)              (988)
Cash and Cash Equivalents at beginning of period.......................         258              1,076
                                                                         ----------          ---------
Cash and Cash Equivalents at end of period.............................  $      166          $      88
                                                                         ==========          =========



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement Of Shareholders' Equity
                            (In thousands)(Unaudited)


                                                                                                      Total
                                                                                                      Share
                                                     Common     Paid-In     Retained    Treasury      holders'
                                                     Stock      Capital     Earnings    Stock         Equity
                                                     -------    -------     --------    ---------     -------
Balance at December 31, 1999..................     $    76      $ 6,104    $  69,283    $ (35,067)   $  40,396

Net loss......................................          --           --      (22,669)          --      (22,669)

Issuance of shares under Deferred
   Compensation Arrangements..................          --          143           --           --          143

Issuance of shares under incentive plans......          --            7           --           --            7
                                                   -------      -------    ---------    ---------    ---------

Balance at December 31, 2000..................          76        6,254       46,614      (35,067)      17,877

Net loss......................................          --           --          (612)         --         (612)
                                                   -------      -------    -----------  ---------    ----------

Balance at September 30, 2001.................     $    76      $ 6,254    $  46,002    $ (35,067)   $  17,265
                                                   =======      =======    =========    =========    =========


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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses for the years 2000, 1999 and 1998 and negative cash flows from operating activities in 2001, 2000, 1999 and 1998. In addition, the Company violated certain covenants in its financing agreements and discontinued its transportation segment in 2000 (See Note 2, below). These factors raise substantial doubt about the Company's ability to continue as a going concern.*

On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends" within the next several months (See Note 6, below).


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

         On September 16, 2000 and December 16, 2000, Crouse and Specialized, respectively, ceased operations; Crouse as a result of significant operating losses and cash flow deficiency and Specialized as a result of its insurance carrier revoking its coverage. These companies liquidated outside of bankruptcy, with the advice of independent advisory committees of creditors, and followed the general processes and procedures defined under the federal bankruptcy code. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has essentially completed the orderly liquidations of the Crouse and Specialized.* The proceeds of asset liquidations have allowed full payment of secured claims and a partial distribution to priority creditors.

         A summary of the net liabilities of the discontinued operations as of September 30, 2001, follows (in thousands):


                                               Assets
                                               ------

         Cash...................................................       $     470
         Deposits, prepayments, and other.......................              75
                                                                            ----

         Total assets...........................................             545
                                                                       ---------

                                            Liabilities
                                            -----------

         Secured notes and other................................           1,223
         Post- cessation administrative costs...................              76
                                                                       ---------

         Total Liabilities......................................           1,299
                                                                       ---------

         Net deficit............................................       $   (754)
                                                                       =========


         After distribution of all proceeds to creditors, TransFinancial incurred approximately $5.6 million of residual liabilities for certain claims of the Discontinued Operations, approximately $4.8 million of which has been paid.* This estimate of residual liabilities assumes the reduction of the transportation operations general unsecured liabilities of Crouse and Specialized by $18.5 million.* Such reduction relates to debts specific to these corporations and without recourse to TFH L&T, and various settlements with other creditors.* In connection with the closure of the transportation businesses the Company recorded a "Loss on Closure of Discontinued Operations" of $9.1 million, or approximately $2.78 per share, in the third and fourth quarters of 2000, and $2.1 million, or $0.62 per share, in the first quarter 2001. These losses include adjustments for asset and liability carrying values to liquidation values, accruals of liabilities for multi-employer pension withdrawal and WARN Act liabilities and estimated post-cessation administrative costs to conduct the liquidation.

3.  Segment Reporting

         The Company operates in financial services through Universal Premium Acceptance Corporation ("UPAC"). The company discontinued its transportation operations during 2000. Other items are shown in the table below for purposes of reconciling to consolidated amounts (in thousands).


                                                     Third Quarter                 Nine Months
                                                -----------------------    -----------------------
                                                Operating   Operating      Operating      Operating       Total
                                                Revenues   Income (Loss)    Revenue     Income (Loss)   Assets
                                                ---------  ------------     -------     -------------   -------
Financial Services                  2001        $  4,165    $     764      $   11,618    $  1,845    $  108,574
                                    2000           3,313          214           9,113        (439)       90,588

General Corporate and Other         2001               9          (96)             23        (397)        1,221
                                    2000              10         (294)             28        (793)        1,829

Total from Continuing
   Operations                       2001           4,174          668          11,641       1,448       109,795
                                    2000           3,323          (80)          9,141      (1,232)       92,417

Transportation (Discontinued
    Operations)                     2001              --           --              --      (2,050)          476
                                    2000          30,603      (10,377)        105,066     (16,129)       39,296

Consolidated Continuing             2001           4,174          668          11,641        (602)      110,271
    & Discontinued Operations       2000          33,926      (10,457)        114,207     (17,361)      131,713



4.  Financing Agreements

         In December 1996, UPAC and TransFinancial entered into a securitization agreement whereby undivided interests in a designated pool of finance accounts receivable could be sold on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and its subsidiary, APR Funding Corporation, amended the securitization agreement with the new financial institution increasing maximum allowable amount of receivables to be sold under the agreement to $80 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain convenants. On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. UPAC and APR Funding borrow under a revolving loan arrangement with allowable maturities from 1 to 270 days. On August 17, 2001, UPAC and APR Funding amended the Loan and Security Agreement to increase the facility to $100 million under essentially the same terms as the prior agreement. The loan bears interest at commercial paper rates plus bank program fees.

         Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10 million, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. The terms of the loan agreement require UPAC to maintain a reserve at specific levels that serves as collateral. At September 30, 2001, $9.4 million of receivable serves as collateral reserves for the loan agreement.

         Under the prior securitization agreement UPAC recognized gains on sales of receivables. These gains are shown as operating revenue on the accompanying income statement. Effective May 26, 2000, as a result of certain call provisions in the amended agreement, the receivables were no longer treated as sold in balance sheet presentations. This change in accounting treatment had no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each contract. The timing of earnings recognition was altered by the accounting change. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables for the first nine months of 2000 was a negative charge of $768,000.

         On August 24, 2001,  TransFinancial  entered into a Secured  Promissory
Note in the amount of $1.25 million to facilitate the payment of a portion of the "residual liabilities" referred to in Note 2, above. This note is collateralized by the stock of UPAC, matures 150 days from its execution and bears interest at 10% per annum.

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

6. Subsequent Events

         On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more
"liquidating dividends" within the next several months. The preliminary estimates of the total distribution under the plan range from $2.75 to $3.25 per share.

         In conjunction with the plan, a definitive agreement was executed on November 6, 2001 for the sale of the financial services business and certain related assets for $17.3 million, subject to certain adjustments and due diligence.

         These proposals are subject to approval by a majority of TransFinancial's outstanding shares at a meeting to be held after preparation and mailing of proxy material. The Board of Directors will recommend approval of each of these proposals to the shareholders.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

         TransFinancial operates in financial services. The company discontinued its transportation operations in 2000.

Financial Services
------------------

         For the third quarter of 2001, UPAC reported operating income of $764,000 on operating financial services revenue of $4.2 million, as compared to operating income of $214,000 on operating revenue of $3.3 million for the comparable period of 2000. The increase in operating revenue and operating income in 2001 was primarily the result of greater amounts financed, increases in interest spread margins, and transition from the gain on sale treatment of receivables under the amended securitization agreement of May 26, 2000. Premiums financed were $62.0 million in the third quarter of 2001 as compared to $47.6 in the third quarter of 2000. Interest margins are 2.8% higher in the third quarter of 2001 as compared to the third quarter of 2000. The increase in interest margins was primarily due to fixed interest rates on previous funded finance agreements and the decreases in borrowing costs in the commercial paper market in the third quarter of 2001. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables for the third quarter of 2000 was a negative charge of $200,000. Operating expenses increased by 36.7% in the third quarter of 2001 from the same period in 2000, due principally to increases in salaries and benefits, and bad debt provisions on liquidated carriers and monies owed to UPAC by insurance agencies.

For the first nine months of 2001, UPAC reported operating income of $1,845,000 on operating financial services revenue of $11.6 million, as compared to operating losses of $439,000 on operating revenue of $9.1 million for the comparable period of 2000. The increase in operating revenue and operating income in 2001 was primarily the result of greater amounts financed, increases in interest spread margins, and transition from the gain on sale treatment of receivables under the amended securitization agreement of May 26, 2000. Premiums financed were $179.6 million in the first nine months of 2001 as compared to $150.4 in the first nine months of 2000. Interest margins are 2.1% higher in first nine months of 2001 as compared to the first nine months of 2000. The increase in interest margins was primarily due to fixed interest rates on previous funded finance agreements and the decreases in borrowing costs in the commercial paper market in 2001. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables for the first nine months of 2000 was a negative charge of $768,000. Operating expenses increased by 15.2% in the first nine months of 2001 from the same period in 2000, due principally to increases in salaries, employee benefits, and bad debt provisions related to liquidated carriers and monies owed to UPAC by insurance agencies.


Other
-----

         TransFinancial's effective income tax provision rate for the third quarter of 2001 was 2.4%, as compared to 1% for the comparable period of 2000. In the third quarter of 2001, the Company's income tax provision was $15,000 on a pre-tax income of $647,000. The effective income tax rates for each period were a lower percentage than statutory rates due to the impact of losses on discontinued operations and net operating loss carry-forwards, partially offset by non-deductible amortization of intangibles and valuation allowances provided against net deferred tax assets.

         The Company incurred approximately $105,000 in costs in the third quarter of 2001 associated with maintaining and operating the public enterprise as compared to $323,000 in the comparable period of 2000. TransFinancial has substantially reduced its overhead costs relating to management and director compensation and contemplates cancellation of many insurance policies (including director liability coverage) and elimination of other expenses to reflect the substantially reduced size of the Company's operations.*

Forward-Looking Statements
--------------------------

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








                               FINANCIAL CONDITION


         As of September 30, 2001, the Company's net working capital was $6.9 million as compared to $7.0 million as of December 31, 2000. The Company's current ratio was 1.1 and its ratio of total liabilities to tangible net worth was 10.6 as of September 30, 2001, as compared to a current ratio of 1.1 and a ratio of total liabilities to tangible net worth of 8.4 as of December 31, 2000. Cash used by operating activities was negative for the nine months ended September 30, 2001 and September 30, 2000 due to increases in finance accounts receivable resulting from increases in amounts financed by UPAC.

         The Company has experienced increases in net income in third quarter and first nine months of 2001 as compared to the related periods of 2000 as a result of discontinuing its transportation operations and increased profits in the financial services segment. The transportation operations had losses of $10.4 million in the third quarter of 2000, and $16.1 million in the first nine months of 2000. In addition, the Company violated certain convenants in its financing agreements in 2000. The report of the Company's Independent Accountants included in TransFinancial's Annual Report on Form 10-K for the year ended December 31, 2000, contains an explanatory paragraph indicating that these factors raise substantial doubt about the Company's ability to continue as a going concern.

         On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends" within the next several months.

         Effective May 26, 2000, UPAC's receivable securitization agreement was assigned to and assumed by a new purchaser. UPAC and APR Funding Corporation (wholly-owned subsidiary of UPAC) amended the securitization agreement with the new purchaser increasing the maximum allowable amount of receivables to be financed under the new agreement to $80.0 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain financial covenants. Receivables transferred prior to the amendment were accounted for as sold, removed from the balance sheet and a gain on sale was recognized for the discounted interest strip retained as of the date of transfer. As a result of certain call provisions in the amended agreement, the receivables transferred under the amended agreement will not be reflected as sold in future balance sheets. The funds advanced will be accounted for as secured borrowings and earnings on receivables financed will be recognized on an interest earned basis over the term of the finance contracts. This change will have no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each such contract. The timing of earnings recognition will however be changed. The effect of this change resulted in a non-cash reduction of revenue of $768,000 in 2000, $200,000 occurring in the third quarter of 2000.

         On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. Under the terms of the new agreement, UPAC and APR Funding may borrow up to $80 million using its eligible finance receivables as collateral. The loan agreement was amended on August 17, 2001 to increase the borrowing facility to $100 million. The loan bears interest at commercial paper rates plus bank program fees. On August 17, 2001, UPAC and APR

Funding amended the Loan and Security Agreement to increase the facility to $100 million under essentially the same terms as the prior agreement.

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



Item 2.  Changes in Securities -- None
------------------------------


Item 3.  Defaults Upon Senior Securities -- None
----------------------------------------


Item 4.  Submission of Matters to Vote of Security Holders -- None
----------------------------------------------------------


Item 5.  Other Information -- None
--------------------------


Item 6.  Exhibits and Reports on Form 8-K -- None
-----------------------------------------

                                   (SIGNATURE)
                                   -----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TransFinancial Holdings, Inc.
                         ---------------------------------------------
                                       Registrant


                     By:        /s/
                         ---------------------------------------------
                               William D. Cox, President & Chief
                                  Executive Officer
                               (Principal executive and financial officer)



Date: