Form 10-K
period 2001-12-31
TRANSFINANCIAL HOLDINGS INC
filed 2002-04-15
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



              Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2001

                        Commission File Number - 1-12070

                          TRANSFINANCIAL HOLDINGS, INC.

                    State of Incorporation - Delaware
               IRS Employer Identification No. - 46-0278762

            8245 Nieman Road, Suite 100, Lenexa, Kansas 66214
                        Telephone Number - (913) 859-0055

        Securities Registered Pursuant to Section 12(b) of the Act

                                               Name of Each Exchange
       Title of Each Class                      on Which Registered
-------------------------------                 -------------------
TransFinancial Holdings, Inc. Common Stock,   American Stock Exchange
   par value $0.01 per share,

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Indicate by check mark if  disclosure  of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of TransFinancial Holdings, Inc. as of March 30, 2002, was $7,439,214 based on the last sale price on the American Stock Exchange prior to that date.

The number of outstanding shares of the registrant's common stock as of March 30, 2002 was 3,288,291 shares.

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

                                     PART I

Item 1. Business.

      TransFinancial Holdings, Inc. ("TransFinancial" or the "Company"), is headquartered in Lenexa, Kansas, and is a Delaware holding company formed in April 1976. At December 31, 2001, TransFinancial operated in the financial services industry. The company discontinued its transportation operations during 2000. Financial information about the Company's operating industry segments is presented in Note 1 of Notes to Consolidated Financial Statements. On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation. On January 22, 2002, shareholders approved the plan of complete liquidation of the Company and the sale of the financial services operations. The terms and conditions of the sale of the financial services operations are described in the Company's proxy statement dated November 29, 2001 and the exhibits thereto. The sale of the financial services operations is subject to bank and state regulatory approval. The Company expects to close the sale of the financial services operations in the second quarter of 2002*. Upon closure of the sale of the financial services operations, the Company intends to file a Certificate of Dissolution*. The Company will then sell all of its remaining assets and, after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more liquidating dividends.

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

      On September 16, 2000 and December 16, 2000, Crouse and Specialized, respectively, ceased operations; Crouse as a result of significant operating losses and cash flow deficiency and Specialized as a result of its insurance carrier revoking its coverage. These companies liquidated outside bankruptcy, with the advice of independent advisory committees of creditors, and followed the general processes and procedures defined under the federal bankruptcy code. The Company has essentially completed the orderly liquidations of Crouse and Specialized*. The proceeds of asset liquidations have allowed full payment of secured claims and a partial distribution to priority creditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.* See Note 2 to the Notes to Consolidated Financial Statements.

      Crouse, headquartered in Kansas, was a regional motor common carrier of general commodities in less-than-truckload ("LTL") quantities in 15 states in the north central and mid-west portion of the United States. LTL shipments are defined as shipments weighing less than 20,000 pounds.

      Specialized, headquartered in Lenexa, Kansas offered motor common carrier service for truckload ("TL") quantities of general and perishable commodities throughout the 48 contiguous United States. TL shipments are generally transported in one movement from origin to destination.

      The loss from discontinued operations for the year ended December 31, 2000 was $12.9 million. Costs of closing the discontinued operations were $2.9 million in 2001 as compared to $9.1 million for 2000.

      Prior to the cessation of operations, TFH L&T and its subsidiaries employed over 1,400 persons, of whom more than 1,100 were drivers, mechanics, dockworkers or terminal office clerks. The remaining employees were engaged in managerial, sales and administrative functions. Approximately 75% of such employees, including primarily drivers, dockworkers and mechanics, were represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America ("Teamsters Union") or other local unions. TFH L&T, through its subsidiaries Crouse and Specialized, and the Teamsters Union were parties to the National Master Freight Agreement ("NMFA"), which expires on March 31, 2003. TFH L&T achieved ratification in 1998 of new five-year pacts with the International Brotherhood of Teamsters or other local unions covering substantially all of its union employees. In 1999, after a one-day work stoppage at one of its principal terminals, the remaining locals agreed to contracts with terms comparable to the national contract. The new contracts generally provided for all of the terms of the NMFA with a separate addendum for wages. Under these new contracts, TFH L&T would have continued to maintain past work rules, practices and flexibility within its operating structure.

      TFH L&T, as employer signatory to the NMFA, contributed to certain pension plans established for the benefit of employees belonging to the Teamsters Union. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the MPPA Act substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group may be jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by TFH L&T from the multiemployer plans). Claims in excess of $9.75 million have been filed against the Company under the MPPA Act. These claims against TFH L&T, and all other control group entities, were settled with the claimants and have been paid.


      The following table sets forth certain financial and statistical data with respect to TFH L&T:

                                2001(3)    2000(3)      1999(3)      1998(3)      1997(3)
                                -------    -------      -------      -------      -------
Revenue (000's)..............  $    0  $   111,445  $   149,125  $   144,592  $   126,062
Operating Income (000's).....       0     (19,831)      (6,434)        1,321        3,136
Operating Ratio (1)..........     0.0%     117.8%        104.3%        99.1%        97.5%
Number of Shipments (000's) -
   Less-than-truckload.......        0        782         1,228        1,166       1,076
   Truckload.................        0         24            23           23          31
Revenue per Hundredweight -
   Less-than-truckload.......  $  0.00 $     8.36   $      8.73  $      8.59  $     9.25
   Truckload.................     0.00       2.80          1.94         1.93        2.09
Tonnage (000's) -
   Less-than-truckload.......        0        535           757          743         570
   Truckload.................        0        533           437          440         495
Intercity Miles Operated (000's)     0     32,886        61,235       60,848      51,952
At Year-End, -
   Terminals (2).............        0          0            63           68          66
   Tractors and trucks.......        0          0           701          684         631
   Trailers..................        0        300         1,631        1,501       1,417
   Employees.................        1         11         1,440        1,338       1,287
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

                             AMERICAN FREIGHT SYSTEM

      American Freight System, Inc. ("AFS") was treated as a discontinued operation of TransFinancial from 1991 through 2001. The primary obligation of AFS was to administer the provisions of a Joint Plan of Reorganization ("Joint Plan"). As of December 31, 1994, all unsecured creditors were paid an amount equal to 130% of their allowed claims, which was the maximum distribution provided under the Joint Plan.

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

      All the stock of AFS is included in the sale of the financial services operations as more fully described in the Company's proxy statement dated November 29,2001 and the exhibits thereto.

                               FINANCIAL SERVICES

      The  Company  operates  in  financial   services   primarily  through  its
subsidiary, Universal Premium Acceptance Corporation ("UPAC"), which was acquired on March 29, 1996 and merged operations with Agency Premium Resource, Inc. ("APR"), which was acquired May 31, 1995. On May 29, 1998, UPAC acquired Oxford Premium Finance, Inc. ("Oxford") and merged Oxford's operations with UPAC's.

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

      UPAC finances insurance premiums without assuming the risk of claims loss borne by insurance carriers. When insureds buy an insurance policy from an independent insurance agency or broker who offers financing through UPAC, the insureds generally pay a down payment of 20% to 25% of the total premium and sign a premium finance agreement for the balance, which is generally payable in installments over the following nine months. Under the terms of UPAC's standard form of financing contract, UPAC is given the power to cancel the insurance policies if there is a default in the payment on the finance contracts and to collect the unearned portion of the premiums from the insurance carrier. The down payments are usually set at a level determined, in the event of cancellation of a policy, such that the unearned premiums returned by insurance carriers are generally expected to be sufficient to cover the loan balances plus interest and other charges due to UPAC.

      UPAC currently does business with more than 2,200 insurance agencies or brokers, the largest of which referred approximately 3% of the total premiums financed by UPAC in 2001. The following table sets forth certain financial and operating data with respect to UPAC since 1997:

                              2001       2000       1999       1998      1997
                            ---------   --------   --------   --------  --------
Premiums financed (000's)   $ 245,965   $201,338   $190,582   $160,773  $122,981

      UPAC had 58 employees at December 31, 2001.

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

      State statutes and regulations impose minimum capital requirements, require surety bonds, govern the form and content of financing agreements and limit the interest and service charges UPAC may impose. State statutes also prescribe notice periods prior to the cancellation of policies for non-payment, limit delinquency and collection charges and govern the procedure for cancellation of policies and collection of unearned premiums. In the event of cancellation, after deducting all interest, service and late charges due it, UPAC must, under applicable state laws, refund the surplus unearned premium, if any, to the insureds.

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

      The market for premium finance companies is three-tiered. The first tier is that of large, national premium finance companies owned by large insurance companies, banks, or commercial finance companies, all with access to lower cost sources of funds. This group is composed of a small number of companies that, on a combined basis, finance a substantial portion of the total market. The second tier, which includes UPAC, is composed of smaller regional and national premium finance companies. The third tier is composed of numerous small local premium finance companies.

      Competition to provide premium financing to insureds is based primarily on interest rates, level of service to the agencies and insureds, and flexibility of terms for down payment and number of payments.


Item 2. Properties.

      TransFinancial's, TFH L&T's, and UPAC's corporate offices are located in approximately 10,000 square feet of a 24,000 square foot office building owned by the Company at 8245 Nieman Road, Lenexa, Kansas 66214. The remainder of the space is available for lease to third party tenants. This office building is included in the sale of the financial services operations as more fully described in the Company's proxy statement dated November 29,2001 and the exhibits thereto.

Item 3.    Legal Proceedings.

      TransFinancial's operating subsidiaries are parties to routine litigation. TransFinancial and its subsidiaries maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from these claims. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's financial position or results of operations.*

           The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss a second amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has filed a motion to dismiss a portion of this complaint, and intends to vigorously defend. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the shareholders for vote during the fourth quarter of 2001.
_______________________________________________________________________________




                                     PART II

Item 5. Market for  Registrant's  Common  Equity and  Related  Shareholder
Matters.

(a)   Market Information.

      TransFinancial's Common Stock is traded on the American Stock Exchange under the symbol TFH. The following table shows the sales price information for each quarterly period of 2001 and 2000.

      2001                                           High          Low
      ----                                         --------      --------

      Fourth Quarter.......................        $ 2.69          $1.40
      Third Quarter........................          1.45           0.60
      Second Quarter.......................          1.00           0.51
      First Quarter........................          1.25           0.56

      2000                                           High          Low
      ----                                         --------      --------

      Fourth Quarter.......................       $  1.69          $0.25
      Third Quarter........................          1.88           0.44
      Second Quarter.......................          2.00           1.50
      First Quarter........................          5.50           1.31

 (b)  Holders.
                                                   Number of
                                                 Holders of Record
      Title of Class                            at December 31, 2001
      --------------                            --------------------

      Common Stock, par value $0.01 per share           1,144

(c)   Dividends.

      No cash dividends were paid during 2001 or 2000 on TransFinancial's Common Stock. On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. On January 22, 2002, shareholders approved the Plan of Complete Liquidation of the Company and the sale of UPAC. The Company expects to close the sale of UPAC, which is subject to bank and state regulatory approval in the first or second quarter of 2002.






Item 6.    Selected Financial Data.
                                2001      2000       1999      1998      1997
                                ----      ----       ----      ----      ----
                                   (In  Thousands,  Except Per Share Data)

Operating Revenue............   $15,663   $12,721    $12,339   $10,376   $10,026
                                =======   =======    =======   =======   =======
Income (Loss) from Continuing
    Operations...............   $ 1,651   $  (669)   $ (417)   $(2,307)  $ (718)
                                =======   ========   =======   ========  =======

Income (Loss) from Discontinued
    Operations (1)...........   $(2,894)  $(22,000)  $(7,667)  $  280    $1,818
                                ========  =========  ========  ======    =======

Net Income (Loss)............   $(1,243)  $(22,669)  $(8,084)  $(2,027)  $1,100
                                ========  =========  ========  ========  =======

Basic Earnings (Loss) per Share -
    Continuing Operations....   $  0.50   $  (0.20)  $ (0.12)  $ (0.43)  $(0.12)
    Discontinued Operations..     (0.88)     (6.71)    (2.25)     0.04     0.30
                                --------  ---------  --------  --------  -------
    Total....................   $ (0.38)  $  (6.91)  $ (2.37)  $ (0.39)  $ 0.18


Diluted Earnings (Loss) per Share -
    Continuing Operations....   $  0.50   $  (0.20)  $ (0.12)  $ (0.43)  $(0.12)
    Discontinued Operations       (0.88)     (6.71)    (2.25)     0.04     0.30
                                --------  ---------  --------  --------  -------
    Total....................   $ (0.38)  $  (6.91)  $ (2.37)  $ (0.39)  $ 0.18
                                ========  =========  ========  ========  =======

Total Assets (2).............   $113,324  $  92,837  $ 47,153  $ 56,756  $76,075
                                ========  =========  ========  ========  =======

Current Maturities
     of Long-Term Debt.......   $     --  $      --  $     --  $     --  $    --
                                ========  =========  ========  ========  =======

Long-Term Debt...............   $     --  $      --  $     --  $     --  $    --
                                ========  =========  ========  ========  =======

Cash Dividends per
    Common Share.............   $     --  $      --  $     --  $     --  $    --
                                ========  =========  ========  ========  =======

(1)  See Note 2 to the Notes to Consolidated Financial Statements.

(2)  See Note 4 to the Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

      At December 31, 2001, TransFinancial operated in the insurance premium finance industry. The company discontinued its transportation operations during 2000.

Financial Services

      2001 vs. 2000

      For 2001, UPAC reported an operating income of $2.3 million on net financial service revenue of $11.3 million, as compared to an operating loss of $90,000 on net revenue of $7.2 million for 2000. The increase in operating income and net financial services revenue were the result of higher interest spreads due to decreases in debt costs resulting from actions by the Federal Reserve in 2001. Also, the amount financed increased by $45 million as a result of increases in insurance premiums due to a hardening of the insurance market. In 2000, a change in gain on sale treatment of accounts receivable resulted in a non-cash reduction of revenue of $768,000. Operating expenses increased by 22.2% from $7.3 million in 2000 to $9.0 million in 2001, primarily due to salaries, employee benefits, and bad debt expense. Bad debt expense increased from the prior year due to increases in premium financed, charge offs related to monies owed to UPAC by insurance agents, and reserves for liquidated carriers.

      UPAC reported net income of $1,292,000 for 2001, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net loss of $186,000 for 2000, as a result of increased net financial revenue.

      2000 vs. 1999

      For 2000, UPAC reported an operating loss of $90,000 on net financial services revenue of $7.2 million, as compared to operating income of $1,341,000 on net revenue of $8.3 million for 1999. The decrease in operating income and net financial services revenue were the result of lower interest spreads due to rising debt costs, and elimination of gain on sale treatment of accounts receivable. The change in gain on sale treatment of accounts receivable resulted in a non-cash reduction of revenue of $768,000. Operating expenses increased by 4.3% from $7.0 million in 1999 to $7.3 million in 2000, primarily due to professional and consulting expenses related to refinancing of UPAC's debt facility.

      UPAC reported a net loss of $186,000 for 2000, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net income of $682,000 for 1999, as a result of decreased net financial revenue and increased operating expenses.


Other

      In 2001, Presis, an inactive industrial technology division of TransFinancial, incurred operating expenses of $31,000 as compared to operating expenses of $38,000 in 2000 and $212,000 in 1999. The decrease in operating expenses in 2001 and 2000 as compared to 1999 is due to the limitation of expenditures to essential activities related to continued development and testing of its technology. Presis engaged in no development activity in 2001.

      Other expenses decreased as public company costs were scaled backed in 2001 as compared to 2000. Included in general corporate expenses of 1999 are approximately $380,000 of legal, accounting and financial advisor fees incurred in the evaluation of a now terminated proposal by certain members of management to acquire all of the outstanding shares of the Company. Interest expense increased substantially in 1999 due to borrowings on long-term debt incurred to repurchase stock and fund operations and increases in interest rates on borrowings.

      TransFinancial's effective income tax provision (benefit) rates for 2001, 2000 and 1999 were 2%, 0% and 6%. In 2001 and 2000, the Company's income tax provision (benefit) was $20,000 and ($51,000) on a pre-tax loss of $1.1 million and $22.7 million, respectively, primarily as a result of valuation allowances.


Forward-Looking Statements

      The Company believes certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-K. In addition, the Company believes certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company, which are not statements of historical fact, may constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii). These forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially from those anticipated in such statements. The following discussion identifies certain important factors that could affect the Company's actual results and actions and could cause such results or actions to differ materially from any forward-looking statements made by or on behalf of the Company that relate to such results or actions. Other factors, which are not identified herein, could also have such an effect.




Financial Services

      Certain specific factors which may affect the Company's financial services operation include: the performance of financial markets and interest rates; the performance of the insurance industry; competition from other premium finance companies and insurance carriers for finance business in the Company's key operating states; changes in interest rates in states in which the Company operates; greater than expected credit losses; the acquisition and integration of additional premium finance operations or receivables portfolios; inability to obtain surety bonds; and the inability to obtain continued financing at a competitive cost of funds.



Other Matters

      With respect to statements in Item 3 regarding the outcome of claims and litigation, such statements are subject to a number of risks and uncertainties, including without limitation the difficulty of predicting the results of the discovery process and the final resolution of ongoing claims and litigation.

      With respect to statements in this Report, which relate to the current intentions of the Company and its subsidiaries or of management of the Company and its subsidiaries, such statements are subject to change by management at any time without notice.

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

      With respect to statements in "Financial Condition" regarding the adequacy of the allowances for credit losses, such statements are subject to a number of risks and uncertainties including, without limitation: greater than expected defaults by customers or insurance carriers, fraud by insurance agencies and general economic conditions.

      With respect to the sale of the financial services operations, the sale is subject to a number of conditions, including bank and state regulatory approval, which are described in the Company's proxy statement dated November 29, 2001.


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

                               FINANCIAL CONDITION

      As of December 31, 2001, the Company's net working capital was $7.0 million, the same as at December 31, 2000. The Company's current ratio was 1.1 and its ratio of total liabilities to tangible net worth was 11.7 as of December 31, 2001, as compared to a current ratio of 1.1 and a ratio of total liabilities to tangible net worth of 8.4 as of December 31, 2000. Cash generated from operating activities decreased in 2001 as compared to 2000, due primarily to growth in finance accounts receivable.

      Investing Activities - In 2001, cash was utilized to close the operations of the transportation entities. UPAC entered into a revolving loan agreement in May 2000 eliminating the off balance sheet treatment of its finance accounts receivable. This resulted in a repurchase of previously sold finance accounts receivables. The wind down of its discontinued operation, AFS, was a source of cash to the Company's operation as AFS distributed $.7 million in cash dividends in 2000.

      Financing Activities - UPAC has a revolving loan agreement providing a $100 million facility based on eligible finance accounts receivable. The interest charge under this agreement is based on commercial paper rates, plus the lending banks program fees.

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

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored the management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss a second amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has filed a motion to dismiss a portion of this complaint, and intends to vigorously defend. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


      The amount of the allowance for credit losses is based on periodic (not less than quarterly) evaluations of the portfolios based on historical loss experience, detail account-by-account agings of the portfolios and management's evaluation of specific accounts. Management believes the allowances for credit losses are adequate to provide for potential losses.* See Note 1 of Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Allowance for Credit Losses.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     At December 31, 2001, the Company's primary market risk is interest rate risk. Changes in short-term interest rates could affect the amount of the Company's interest expense on its variable interest rate debt. The Company has not obtained any financial instruments for trading purposes. The Company's variable interest rate debt was $87.6 million as of December 31, 2001.

     At December 31, 2001, UPAC had a $100 million revolving loan agreement with allowable maturities from 1 to 270 days. The collateral under this agreement is the company's finance accounts receivable, which are generally fixed rate notes and typically have a term of 9 months. The interest expense on the revolving loan agreement is based on commercial paper rates, plus the banks program fees. As of December 31, 2001, UPAC had a total finance accounts receivable portfolio of $106.0 million. UPAC does not currently use derivatives, such as interest rate swaps, to manage its interest rate risk and does not engage in any other hedging activities.

     The Company, in settlement of joint liability with its discontinued operations, entered into two short-term notes each in the amount of $1.25 million. The Company's corporate office building serves as collateral for a note with the Crouse's primary lending bank, with interest at the bank's prime rate. The proceeds from the sale of UPAC serve as collateral for a note with UPAC's acquirer. Interest on this note is paid monthly at 10%.


     The estimated impact of a hypothetical 100 basis point (one percent) change in short-term interest rates on the Company's interest expense on the variable interest rate debt is approximately $462,000 and $356,000 as of December 31, 2001 and 2000, respectively. This hypothetical short-term interest rate change is based on existing business and economic conditions and assumes that UPAC would pass the increase in interest rates on to its customers in new finance contracts generated after the increase.*

                    This page is intentionally blank.

Item 8.    Financial Statements and Supplementary Data



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and  Shareholders  of  TransFinancial  Holdings,
Inc.:

      We have audited the accompanying consolidated balance sheet of TransFinancial Holdings, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransFinancial Holdings, Inc. as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has experienced significantly reduced cash flows from operating activities that raise substantial doubt in its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        WEAVER & MARTIN, LLC

Kansas City, Missouri
April 12, 2002

              TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       December 31
                                                 ---------------------
                                                   2001         2000
                                                 --------     --------
                                                     (In Thousands)

                    ASSETS
Current Assets
   Cash and cash equivalents...................  $  1,343     $    258
   Finance accounts receivable,
      less allowance for credit losses
      of $1,541 and $1,490 (Note 4)............   102,028       80,945
   Other current assets........................       344          753
                                                 --------     --------
      Total current assets.....................   103,715       81,956
                                                 --------     --------
Operating Property, at Cost
   Land........................................       192          339
   Structures and improvements.................     1,018        1,474
   Other operating property....................     1,030        1,083
                                                 --------     --------
                                                    2,240        2,896
   Less accumulated depreciation...............    (1,085)      (1,069)
                                                 --------     --------
      Net operating property...................     1,155        1,827
                                                 --------     --------
Intangibles, net of accumulated
  amortization (Note 1)                             8,355        8,946
Other Assets...................................        99          108
                                                 --------     --------
                                                 $113,324     $ 92,837
                                                 ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Cash overdrafts.............................  $  1,776     $  1,161
   Accounts payable............................     5,204        2,309
   Revolving loan and other notes (Note 4).....    87,616       66,250
   Accrued payroll and fringes.................     1,002          434
   Other accrued expenses......................     1,092        1,306
   Discontinued Operations, net (Note 2).......        --        3,500
                                                 --------     --------
      Total current liabilities................    96,690       74,960
                                                 --------     --------
Deferred Income Taxes (Note 6).................        --           --
Contingencies and Commitments (Note 7).........        --           --
Shareholders' Equity (Notes 5 and 8)
   Preferred stock $0.01 par value,
      authorized 1,000,000 shares, none
      outstanding..............................        --           --
   Common stock $0.01 par value, authorized
      13,000,000 shares, issued 7,633,852
      and 7,623,852 shares.....................        76           76
   Paid-in capital.............................     6,254        6,254
   Retained earnings...........................    45,371       46,614
   Treasury stock, 4,345,561 shares, at cost...   (35,067)     (35,067)
                                                 --------     --------
      Total shareholders' equity...............    16,634       17,877
                                                 --------     --------
                                                 $113,324     $ 92,837
                                                 ========     ========


       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

              TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   Year Ended December 31
                                              -------------------------------
                                                2001       2000        1999
                                              --------    -------    --------
                                       (In Thousands, Except Per Share Amounts)


Interest and Servicing Revenue..............  $ 12,357    $ 9,742    $  9,431
Fee Revenue.................................     3,171      2,801       2,689
Other.......................................       135        178         219
                                               -------    -------    --------
      Total operating revenue...............    15,663     12,721      12,339
                                               -------    -------    --------

Operating Expenses
   Salaries, wages and employee benefits....     3,863      3,042       3,121
   Interest and securitization costs
    (Note 4)................................     4,349      5,439       3,897
   Operating supplies and expenses..........     2,487      3,136       3,153
   Provision for credit losses..............     2,400      1,366       1,193
   Insurance and claims.....................       117        178         175
   Depreciation and amortization............       770        816         893
                                               -------    -------    --------
      Total operating expenses..............    13,986     13,977      12,432
                                               -------    -------    --------

Operating Income (Loss).....................     1,677    (1,256)        (93)
                                               -------    -------    --------

Nonoperating Income (Expense)
   Interest income..........................       158         8          81
   Interest expense.........................       (55)     (123)         (3)
   Other, net...............................      (109)      651          31
                                               -------    -------    --------
      Total nonoperating income (expense)           (6)      536         109
                                               -------    -------    --------
Income (Loss) Before Income Taxes...........     1,671      (720)         16
Income Tax Provision (Benefit) (Note 6)             20       (51)        433
                                               -------    -------    --------
Income (Loss) from Continuing Operations         1,651      (669)       (417)
                                               -------    -------    --------
Discontinued Operations (Note 2)............        --   (12,900)     (7,667)
Income Tax Provision (Benefit) (Note 4).....        --          --        --
                                               -------    -------    --------
Income (Loss) from Discontinued Operations
 (Note 2)...................................        --   (12,900)     (7,667)

Loss on Closure of Discontinued Operations      (2,894)   (9,100)         --
                                               -------    -------    --------
Net Income (Loss)...........................  $ (1,243) $(22,669)   $ (8,084)
                                               =======    =======    ========

Basic and Diluted Earnings (Loss) Per
 Share of Continuing Operations.............  $   0.50  $  (0.20)   $  (0.12)
                                               =======    =======    ========
Basic and Diluted Earnings (Loss)
 Per Share of Discontinued Operations.......  $ (0.88)  $  (6.71)   $  (2.25)
                                               =======    =======    ========
Basic and Diluted Earnings (Loss) Per Share.  $ (0.38)  $ (6.91)    $  (2.37)
                                               =======    =======    ========
Basic Average Shares Outstanding............    3,282     3,278        3,415
                                               =======    =======    ========
Diluted Average Share Outstanding...........    3,287     3,506        3,425
                                               =======    =======    ========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

              TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31
                                                                   -------------------------------
                                                               2001              2000           1999
                                                             --------          --------       --------
                                                                           (In Thousands)
Cash Flows From Operating Activities-
   Net Loss.............................................   $  (1,243)         $ (22,669)    $  (8,084)
   Adjustments to reconcile net loss to
   net cash generated by operating activities-
      Depreciation and amortization.....................         770                816           893
      Debt cost amortization............................         166                365           133
      Provision for credit losses.......................       2,400              1,366         1,193
      Deferred tax provision............................           0                  0           681
      Other.............................................         133                  0             0
      Net increase (decrease) from change in
      working capital items affecting operating
      activities-
        Accounts Receivable.............................     (23,483)            (3,132)       (6,219)
        Accounts Payable................................       2,893               (168)          883
        Other...........................................         763             (1,148)         (198)
        Loss from and on discontinued operations........       2,894             22,000         7,667
                                                           ---------          ---------     ---------
                                                             (14,707)            (2,570)       (3,051)
                                                           ---------          ---------     ---------
Cash Flows From Investing Activities-
   Cash from (to) discontinued operations...............      (6,394)              (613)        1,542
   Purchase of operating property.......................         (79)               (93)         (731)
   Net sales/ repurchase of accounts receivables, net             --            (63,875)        2,305
   Other................................................         284                (37)         (646)
                                                           ---------          ---------     ---------
                                                              (6,189)           (64,618)        2,470
                                                           ---------          ---------     ---------
Cash Flows From Financing Activities-
   Line of credit borrowings, net.......................      21,366             66,250             0
   Cash overdrafts......................................         615                112         1,049
   Payments to acquire treasury stock...................           0                  0        (2,603)
   Payment for fractional shares from reverse stock split          0                  0           (11)
   Other................................................           0                  8             9
                                                           ---------          ---------     ---------
                                                              21,981             66,370        (1,556)
                                                           ---------          ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents....       1,085               (818)       (2,137)
Cash and Cash Equivalents:
   Beginning of period..................................         258              1,076         3,213
                                                           ---------          ---------     ---------
   End of period........................................   $   1,343          $     258     $   1,076
                                                           =========          =========     =========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

              TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                Total
                                                                                                Share-
                                                Common   Paid-In     Retained     Treasury     holders'
                                                Stock    Capital     Earnings      Stock        Equity
                                                ------   -------     --------     --------     --------
                                                                   (In Thousands)
Balance at December 31, 1998.................. $   76    $  6,090    $ 77,367     $ (32,459)     $ 51,074

Net loss......................................     --          --      (8,084)           --        (8,084)
Issuance of shares under
   Incentive Stock Plan.......................     --          14          --            (5)            9
Purchase of 2,115,422 shares
   of common stock............................     --          --          --        (2,603)       (2,603)
                                               ------    --------    --------     ---------      --------

Balance at December 31, 1999..................     76       6,104      69,283       (35,067)       40,396
                                               ------    --------    --------     ---------      --------


Net loss......................................     --          --     (22,669)           --       (22,669)
Issuance of shares under Deferred
   Compensation Arrangements..................     --         143          --            --           143
Issuance of shares under
   Incentive Stock Plan.......................     --           7          --            --             7
                                               ------    --------    --------     ---------      --------

Balance at December 31, 2000..................     76       6,254      46,614       (35,067)       17,877
                                               ------    --------    --------     ---------      --------

Net loss......................................     --          --      (1,243)           --        (1,243)
                                               ------    --------    --------     ---------      --------

Balance at December 31, 2001.................. $  76     $  6,254    $ 45,371     $ (35,067)     $ 16,634
                                               ======    ========    ========     =========      ========


         The accompanying notes to consolidated financial statements are an integral part of these statements.

              TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


1. Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include TransFinancial Holdings, Inc. and its subsidiary companies ("the Company" or "TransFinancial"). TransFinancial's principal operations include TFH Logistics & Transportation Services, Inc. ("TFH L&T") and its subsidiaries, Crouse Cartage Company ("Crouse") and Specialized Transport, Inc. ("Specialized")(see Note 2 for Discontinued Operations), Universal Premium Acceptance Corporation and its affiliate, UPAC of California, Inc. (together "UPAC"), and Presis, L.L.C. ("Presis"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Going Concern - On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves will distribute the remaining proceeds as one or more liquidating dividends. On January 22, 2002, shareholders approved the Plan of Complete Liquidation of the Company and the sale of UPAC. The Company expects to close the sale of UPAC, which is subject to bank and state regulatory approval in the second quarter of 2002. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Accounting for the Impairment of Long-Lived Assets - The Company periodically reviews its long-lived assets and associated intangible assets and has identified no events or changes in circumstances, which indicate that the carrying amount of these assets may not be recoverable, except as described below. When potential impairments are indicated, impairment losses, if any, are measured by the excess of carrying values over fair values.

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to full adoption of Statement 142.

     Statement 141 will require, upon the adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as o f the date of adoption. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     Based on the existing contract for sale as disclosed in the Company's proxy statement dated November 29, 2001, management believes the company will need to record a goodwill impairment charge upon the adoption of this pronouncement in the first quarter of 2002. The impairment amount is expected to amount to most of the current unamortized intangible balance.


      Recognition of Revenue - Finance charges on premium finance receivables are recognized when earned under applicable state regulations using methods that approximate the interest method. Recognition of earned finance charges on delinquent accounts is suspended when it is determined that collectibility of principal and interest is not probable. Interest on delinquent accounts is recognized when collected. Gains on sale of receivables under the prior securitization agreement was recorded when the receivables are sold (See Note
4). Late fees and other ancillary fees are recognized when chargeable. Accounts are generally charged off when deemed uncollectible. Recoveries of charged off accounts are recognized when collected.


      The Company and UPAC had entered into a securitization agreement with a financial institution whereby undivided interests in a designated pool of accounts receivable can be transferred on an ongoing basis. Under the securitization agreement UPAC recognized gains on sales of receivables. These gains are shown as service revenue on the accompanying income statement. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and APR Funding amended the securitization agreement that resulted in a discontinuation of the prior gain on sale treatment of receivables. This change in accounting treatment had no effect on the total earnings recognized over the term of each finance contract or the cash flow received by UPAC on each contract. The timing of earnings recognition was altered by the accounting change. The non-cash effect on operating revenue and operating income from the change in gain on sale treatment of receivables was a negative charge to earnings of $768,000 in 2000.

      Special Purpose Entity - APR Funding Corporation is a 100% owned special purpose entity ("SPE") of UPAC. The sole purpose of APR Funding Corporation is to provide credit enhancement to UPAC in its loan agreement used to originate finance agreements. The SPE has been formed to provide bankruptcy remote status. Effective May 26, 2000, all receivables and debt balances related to the SPE are shown on the consolidated financial statements. Prior to this date, the receivables were accounted for as sold receivables and followed gain on sale accounting treatment under FAS 125, Accounting for Transfers and Servincing of Financial Assets and Extinguishment of Liabilities. At December 31, 1999 off balance sheet finance receivables deemed to be sold were $63.9 million.

      Segment Information - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not require significant changes in the way the Company's segments were disclosed. TransFinancial operates in the financial services industry. The Company discontinued its transportation operations during 2000. TransFinancial operates as an insurance premium finance company through UPAC. The Company provides short-term secured financing for commercial and personal insurance premiums through insurance agencies throughout the United States. Approximately 50% of the insurance premiums financed by UPAC are placed through insurance agencies in California, Illinois, Florida, Texas, Missouri and Minnesota. Information regarding the Company's industry segments for the years ended December 31, 2001, 2000, and 1999 is as follows (in thousands):


                                                                 Operating     Deprecitation
                                                   Operating      Income           and            Capital    Total
                                                   Revenues       (Loss)       Amortization      Additions   Assets
                                                   ---------     ---------     -------------     ---------   ------
                                          2001     161.464       (23,256)     5,158              5,939       111,500

Financial Services                        2001      15,637         2,319        669                 77       111,500
                                          2000      12,686           (90)       708                 31        91,023
                                          1999      10,247         1,341        740                100        26,597
Corporate and Other                       2001          26          (642)       101                  2         1,824

                                          2000          35        (1,166)       108                 62         1,814
                                          1999         112        (1,434)       153                630        20,556

Total from Continuing Operations          2001      15,663         1,677        770                 79       113,324
                                          2000      12,721        (1,256)       816                 93        92,837
                                          1999      12,339           (93)       893                730        47,153

Transportation (Discontinued Operations)  2001          --        (2,894)         0                  0            47
                                          2000     111,445       (22,000)     3,105              3,434         8,268
                                          1999     149,125        (7,667)     4,265              5,209        29,740

Consolidated Continuing Operations        2001      15,663        (1,217)       770                 79       113,371
  and Discontinued Operations             2000     124,166       (23,256)     3,921              3,527       101,105
                                          1999     161,464        (7,760)     5,158              5,939        76,893



     Depreciation - Depreciation is computed using the straight-line method and the following useful lives:

   Structures and Improvements.....................               19 - 39 years
   Other Operating Property.........................               2 - 10 years


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

                                                                  2001     2000

    Balance, beginning of year..............................    $1,490   $  870
    Provision for credit losses.............................     2,400    1,367
    Reclass provision - gain on sale accounting change......        --      567
    Charge-offs, net of recoveries of $550 and $443,
        respectively........................................    (2,349)  (1,314)
                                                                ------   ------
    Balance, at the end of year.............................    $1,541   $1,490
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

      Cash Equivalents - The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. The Company maintains cash and cash equivalents with various major financial institutions. At times such amounts may exceed the F.D.I.C. limits. The Company believes that no significant concentration of credit risk exists with respect to cash and cash equivalents.

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

      c. Revolving Loan and Other Notes - The carrying amount approximates fair value as the debt bears interest at a variable market rate.

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

      Intangible Assets and Accumulated Amortization - Intangible assets, consisting primarily of goodwill and intangibles recorded in connection with the acquisition of insurance premium finance companies, totaled $11,622,000 at December 31, 2001. These intangible assets are generally being amortized on the straight-line basis over 15 - 25 years. The accumulated amortization of intangible assets as of December 31, 2001 was $3,267,000. See discussion of Accounting for Long-Lived Assets in Summary of Significant Accounting Policies regarding new impairment rules for intangible assets effective with 2002 financial reporting.

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

      The Company is conducting orderly liquidations of the Crouse and Specialized assets for distribution to its secured and unsecured creditors. An independent "Advisory Committee" of unsecured creditors has been formed for each of Crouse and Specialized to provide advice and oversight to management during this liquidation process. Crouse has closed on the bulk sale of all of its tractors, trailers, other equipment and real property. Substantially all collection of accounts receivable and liquidation of the assets of Specialized is complete. The proceeds of asset liquidations have allowed the full payment of the secured claims and a partial distribution to priority creditors of Crouse and, in the case of Specialized full payment of priority creditors. Proceeds from asset liquidation were insufficient to satisfy in excess of $17 million of the general unsecured creditors' claims.* All remaining assets (which approximate $50,000) are reserved for the administrative costs associated with the closure of these companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.*

3.    Employee Benefit Plans

UPAC Plans

      Effective June 1, 1995, the Company established a 401(k) Savings Plan and a Money Purchase Pension Plan, both of which are defined contribution plans. Employees of UPAC and TransFinancial are eligible to participate in the plans after they attain age 21 and complete one year of employment.

      Participants in the 401(k) Savings Plan may defer up to 13% of annual compensation. The Company matches 50% of the first 10% deferred by each employee. Company contributions vest after five years. Company matching contributions  in 2001,  2000,  and 1999  were  $49,000,  $52,000  and  $70,000.
Effective January 1, 2002, the Company contributions vest after three years to comply with new Federal regulations.

      Under the Money Purchase Pension Plan, the Company contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. Company contributions in 2001, 2000 and 1999 were $111,000, $128,000 and $137,000.

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

Stock Option Plans

      A Long-Term Incentive Plan adopted in 1998 ("1998 Plan") provides that options for shares of TransFinancial Common Stock be granted to directors, and that options and other shares may be granted to officers and other employees. All such option grants are at or above fair market value at the date of grant. Options granted generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant. Initially, 600,000 shares were reserved for issuance pursuant to the 1998 Plan. As of December 31, 2001, 272,900 shares were available for grant pursuant to the 1998 Plan.

      An Incentive Stock Plan was adopted in 1992 ("1992 Plan"), which provides that options for shares of TransFinancial Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of TransFinancial common stock were reserved for issuance pursuant to the 1992 Plan. As of December 31, 2001, options for 126,480 shares were available for grant pursuant to the 1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

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

      SFAS No. 123 "Accounting for Stock-Based Compensation," requires the use of option valuation models to estimate the fair value of stock options granted and recognize that estimated fair value as compensation expense. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No.123. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999: risk-free interest rates of 5.7%, 6.2% and 5.2%; expected life of options of 4.3 years, 4.4 years and 4.3 years; and a volatility factor of the expected market price of the Company's common stock of .51 in 2001, .54 in 2000 and .36 in 1999. The preceding assumptions used as inputs to the option valuation model are highly subjective in nature. Changes in the subjective input assumptions can materially affect the fair value estimates; thus, in management's opinion, the estimated fair values presented do not necessarily represent a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's unaudited pro forma information follows (in thousands, except for per share amounts):

                                              2001         2000         1999
                                             --------    ---------    ----------
    Pro forma net income (loss)............  $(1,461)    $(22,846)    $(8,275)

    Pro forma basic earnings (loss)
         per share.........................  $ (0.42)    $  (6.96)    $ (2.43)



      The following table is a summary of data regarding stock options granted during the three years ended December 31, 2001:

                                    2001              2000                   1999
                              -----------------  -------------------  ------------------
                                       Weighted             Weighted            Weighted
                                       Average              Average             Average
                                       Exercise             Exercise            Exercise
                              Options   Price    Options     Price    Options    Price
                              -------  --------  -------    --------  -------   --------
Options outstanding at
   beginning of year.        681,300   $4.31     408,050    $7.33     353,150   $8.17
Granted....................        0   $0.00     345,750    $1.48      99,500   $4.26
Forfeited..................  115,250   $4.78     (71,200)   $5.61     (42,600)  $7.35
Exercised..................  0         $0.00      (1,300)   $4.41      (2,000)  $2.41
                             -------             -------              -------
Options outstanding at end
  of year..................  566,050   $4.21     681,300    $4.31     408,050   $7.33
                             =======             =======              =======
Options exercisable at end
  of year..................  418,350   $4.77     188,630    $7.63     160,520   $7.93
                             =======             =======              =======
Estimated weighted average
  fair value per share of
  options granted during
  the year.................          $0.00               $ 1.48              $1.33



      The per share exercise prices of options outstanding as of December 31, 2001, ranged from $.81 to $9.79 per share. The weighted average remaining contractual life of those options was 6.9 years.


     The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001.


                                         Weighted
                                         Average       Weighted
                         Number of       Remaining      Average       Number of Average    Weighted
        Range of        Outstanding     Contractual     Exercise         Exercisable       Exercise
    Exercise Prices       Options           Life         Price             Options          Price
    ---------------     -----------     -----------    ---------      -----------------    --------
    $0.00-$2.50           300,650           8.3          $1.49              184,250          $1.50
    $2.50-$5.50            70,000           6.5          $4.34               56,200          $4.36
    $5.50-$8.00            94,300           4.7          $7.63               91,200          $7.63
    $8.00-$10.00          101,100           5.4          $9.03               86,700          $9.01
                          -------                                           -------
                          566,050                                           418,350

4.    Financing Agreements

Securitization of Receivables/Loan Agreements

      In December 1996, UPAC and TransFinancial entered into a securitization agreement whereby undivided interests in a designated pool of finance accounts receivable can be sold on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and APR Funding amended the securitization agreement with the new financial institution increasing the maximum allowable amount of receivables to be sold under the new agreement to $80 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain covenants. On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. UPAC and APR Funding borrow under a revolving loan arrangement with maturities from 1 to 270 days. The loan bears interest at commercial paper rates plus program fees. On August 17, 2001, UPAC amended the Loan and Security Agreement to increase the facility to $100 million under essentially the same terms as the prior agreement.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10.0 million plus 25% of cumulative net income, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require the Company to report any material adverse changes in its financial condition. The terms of the loan agreement require UPAC to maintain a reserve at specified levels that serves as collateral.

Other Notes

     The Company, in settlement of joint liability with its discontinued operations, entered into two short-term notes each in the amount of $1.25 million. The Company's corporate office building serves as collateral for a note with the Crouse's primary lending bank, with interest at the bank's prime rate. The proceeds from the sale of UPAC serve as collateral for a note with UPAC's acquirer. Interest on this note is paid monthly at 10%.


5.    Common Stock and Earnings Per Share

Earnings Per Share

      Because of the Company's simple capital structure, income (loss) available to common shareholders is the same for the basic and diluted earnings per share computations. Such amounts were $(1,143,000), $(22,669,000) and $(8,084,000) for
2001, 2000 and 1999. Following is a reconciliation of basic weighted average common shares outstanding, weighted average common shares outstanding adjusted for the dilutive effects of outstanding stock options, and basic and diluted earnings per share for each of the periods presented (in thousands, except per share amounts).




                                       2001                2000               1999
                                  ---------------      ---------------     ---------------
                                      Per Share          Per Share           Per Share
                                  Shares  Amounts      Shares  Amounts     Shares  Amounts

Basic earnings (loss)
  per share...................    3,278   $(0.38)      3,278   $(6.91)     3,415   $(2.37)
                                          ======               ======                ======
Plus incremental shares
  from assumed conversion of
  stock options...............       10                    0                  10
                                  -----                -----               -----
Diluted earnings (loss)
  per share...................    3,288   $(0.38)      3,278   $(6.91)     3,425   $(2.37)
                                  =====   ======       =====   ======      =====   ======


      Options to purchase 265,400 shares of common stock at an average exercise price of $7.30 per share were outstanding at December 31, 2001, but were not included in the computation of diluted earnings per share because the options' average exercise price was greater than the average market price of the common shares. These options remain outstanding and expire through 2010.

Stock Repurchases

      In February 1999, the Board of Directors authorized the repurchase of 1,030,000 shares of the Company's common stock. During 1999, a total of 683,241 shares were repurchased at a cost of approximately $2.6 million.

6.    Income Taxes

      Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

Deferred Tax Assets:
   Employee benefits........................................ $    200  $   835
   Claims accruals and other................................      927    2,553
   Allowance for credit losses..............................      710      809
   Net operating loss carryforwards.........................   10,476    9,130
   Alternative minimum tax and other credits................      754      754
                                                              -------  -------
Total gross deferred tax assets.............................   13,067   14,081
Less valuation allowance....................................  (12,734) (12,331)
                                                              -------  -------
Net deferred tax assets.....................................      333    1,750
                                                              -------  -------

Deferred Tax Liabilities:
   Operating property, principally
      due to differences in depreciation....................       61   (1,424)
   Amortization of intangibles..............................     (394)    (326)
                                                              -------  -------
Total gross deferred tax liabilities........................     (333)  (1,750)
                                                              -------  -------
Net deferred tax............................................  $     -  $     -
                                                              =======  =======

      In 2001 and 2000, the Company assessed the likelihood that all or a portion of its deferred tax assets would not be realized. Such assessment included consideration of positive and negative factors, including the Company's current financial position and results of operations, projected future taxable income and available tax planning strategies. As a result of such assessment, it was determined that it was more likely than not that the net deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance of $403,000 and $9,134,000 in its deferred income tax provision in 2001 and 2000, respectively.

      At December 31, 2001, the Company had approximately $26.1 million of net operating loss carryforwards that were available for Federal income tax purposes and expire in 2018 through 2021. At December 31, 2001, the Company had $754,000 of alternative minimum tax and other credit carryforwards available, which do not expire. As noted above, the carryforwards of net operating losses and alternative minimum tax credits may not be realized. The Internal Revenue Service ("IRS") has examined the Company's 1994 through 1996 tax returns. In April 1998, the Company and the IRS settled all issues for tax years 1994 through 1996 within the tax reserves that the Company made provision for in 1997.

      The following is a reconciliation of the Federal statutory income tax rate to the effective income tax provision (benefit) rate:


                                                    2001      2000      1999
                                                    ----      ----      ----
      Federal statutory income tax rate..........   (35.0)%   (35.0)%   (35.0)%
      State income tax rate, net.................    (4.5)     (4.6)     (4.7)
      Amortization of non-deductible
        acquisition intangibles..................     8.3       0.4       1.3
      Non-deductible meals and
        entertainment............................     0.5        --       1.1
      Change in valuation allowance..............    29.8      40.3      41.8
      Other......................................     2.8      (1.3)      1.2
                                                    -----     -----      ----
      Effective income tax rate..................     1.9%     (0.2)%   (29.1)%
                                                    =====     =====      ====

      The components of the income tax provision (benefit) consisted of the following (in thousands):

                                                 2001        2000       1999
                                               --------    --------   --------

Current:
   Federal.................................    $     --    $    (61)  $   (198)
   State...................................          20          10        (50)
                                               --------    --------   --------
      Total................................          20         (51)      (248)
                                               --------    --------   --------

Deferred:
   Federal.................................        (272)     (7,308)    (2,013)
   State...................................         (91)     (1,827)      (503)
   Change in valuation allowance...........         363       9,135      3,197
                                               --------    --------   --------
      Total................................           -           -        681
                                               --------    --------   --------

Total income tax provision (benefit).......    $     20    $    (51)  $    433
                                               ========    ========   ========

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

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss a second amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has filed a motion to dismiss a portion of this complaint, and intends to vigorously defend. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


8.  Shareholder Rights Plan

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


9.    Related Party Transactions

  The Company has engaged Timothy P. O'Neil, the former president of TFH, as independent contractor to assist in the wind down of the transportation operations and such other duties, as the board of TFH may assign. Mr. O'Neil earned $33,900 in compensation from TFH as an independent contractor in 2001. As part of the closure of the Crouse operations and payment of their creditors, Mr. O'Neil purchased a note receivable from Crouse for $115,000. This note had a remaining principal balance of approximately $119,000. Proceeds from this transaction were immediately distributed to the creditors of Crouse as a part of the July 2001 initial distribution. Subsequent to December 31, 2001, Gordon Headlee, the former chief financial officer of Crouse Cartage Company, was also engaged to assist with the wind down of the transportation operations.



10.   Subsequent Events


  The sale of the financial services operations was approved by the shareholders on January 22, 2002 at the Company's annual shareholders' meeting. The sale of the financial services operations, which is subject to bank and state regulatory approval, is expected to occur in the second quarter of 2002. The shareholders also approved a plan of liquidation at the January 22, 2002 meeting. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends". The preliminary estimates of the total distribution under the plan range from $2.50 to $3.00 per share.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION
                           December 31, 2000 and 1999


Summary of Quarterly Financial Information (Unaudited):


      TransFinancial's quarterly results from its discontinued operation, Crouse, as well as those of the motor carrier industry in general, fluctuate with the seasonal changes in tonnage levels and with changes in weather related operating conditions. Inclement weather conditions during the winter months may adversely affect freight shipments and increase operating costs.

      The following table sets forth selected unaudited financial information for each quarter of 2001 and 2000 (in thousands, except per share amounts).

                                                    2001
                                 -----------------------------------------------
                                First     Second    Third     Fourth   Total
                                -------   -------   -------   -------  --------
Revenue........................ $ 3,586   $ 3,881   $ 4,174   $ 4,022  $ 15,663
Operating Income (Loss)........     379       321       668       309     1,677
Nonoperating Income (Expense)..      (5)      161       (21)     (141)       (6)
Net Income (Loss)..............  (1,686)      467       632      (656)   (1,243)
Basic and Diluted Earnings
  (Loss) per Share.............   (0.51)     0.11      0.19     (0.17)    (0.38)


                                                    2000
                                 -----------------------------------------------
                                First     Second    Third     Fourth   Total
                                -------   -------   -------   -------  --------
Revenue........................ $ 3,039   $ 2,780   $ 3,323   $ 3,579  $ 12,721
Operating Income (Loss)........     (20)   (1,132)      (80)      (24)   (1,256)
Nonoperating Income (Expense)..    (228)      151       (38)      651       536
Net Income (Loss)..............  (3,598)   (3,427)  (10,551)   (5,093)  (22,669)
Basic and Diluted Earnings
  (Loss) per Share.............   (1.10)    (1.05)    (3.22)    (1.55)    (6.91)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      On December 19, 2000, the Company engaged the accounting firm of Weaver & Martin to conduct the audit of the 2000 consolidated financial statements. Weaver & and Martin were not engaged to perform reviews of the second or third quarter filing on Form 10-Q for 2000 and no such reviews have been performed. Subsequently, Weaver & Martin were retained to perform an audit of the 1999 and 1998 consolidated financial statements. Weaver & Martin had no prior relationship with the Company, were not consulted on accounting or audit issues, and have not performed any consulting work for the Company subsequent to their engagement.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

                            Directors of the Company

                                                                 Director
                                                                  of the
Name, Principal Occupation and                                   Company
other Directorships                                       Age     Since

William D. Cox                                            59       1991
    President  and  Chief  Executive  Officer  of the
    Company  since August  2001,  and Chairman of the
    Board of Directors  since June 1997.  Mr. Cox has
    served  as  President  of  various  family-owned,
    commercial and residential  construction and land
    development   companies   in   Wichita,   Kansas,
    currently Applewood Homes, Inc., from 1967 to the present.

Harold C. Hill, Jr.                                       66       1995
    Retired  as a partner of Arthur  Andersen  LLP in
    1993.  Mr.  Hill's 35 years of service  with that
    firm  included   responsibility   as  partner  in
    charge of the transportation, financial services and government practices in Kansas City, and National Technical Coordinator of that firm's trucking industry practice group.

Roy R. Laborde                                            63       1991
    Vice  Chairman  of the Board of  Directors  since
    June  1997.  Chairman  of the Board of  Directors
    from May 1992 to June  1997.  President  of Amboy
    Grain,  Inc.,  Amboy,   Minnesota,   since  1985;
    President   and  Chief   Operating   Officer  for
    Rapidan Grain & Feed,  Rapidan,  Minnesota,  from
    1968   through   1988   and  has   continued   to
    merchandise grain for that company.

Clark D. Stewart                                          62       1997
    President and Chief  Executive  Officer of Butler
    National  Corporation,  a  publicly-held  company
    headquartered in Olathe,  Kansas, with operations
    primarily in the manufacture and  modification of
    aerospace   switching  equipment  and  management
    services  for Indian  gaming  enterprises,  since
    September 1989.


                        Executive Officers of the Company

     Name           Age            Position
----------------    ---  -----------------------------------------------

William D. Cox      59   President, Chief Executive Officer, Secretary
                         and Director

Kurt W. Huffman     43   Executive Vice President


      Information regarding Mr.Cox is provided under "Directors of the Company" above.

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


Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists exclusively of non-employee directors appointed by resolution of the entire Board of Directors. William D. Cox served as a non-employee Chairman of the Board of Directors from the 1997 Organization Meeting of the Board of Directors until August 2001. Mr. Cox accepted the role of president of the Company in August 2001 and continues as Chairman of the Board of Directors.

                           Summary Compensation Table

                                                                                      Long Term Compensation
                                                                                ----------------------------------
                                         Annual Compensation                          Awards               Payouts
                                       ------------------------------------     -----------------------    -------
                                                                   Other                     Securities                 All
                                                                   Annual       Restricted   Underlying                Other
                                                                   Compen-      Stock        Options/       LTIP      Compen-
Name and Principal                                                 sation       Awards         SARs        Payouts    sation
Position                         Year  Salary       Bonus ($)(3)     ($)            ($)         (#)           ($)      ($)
------------------               ----  ------       ------------   --------     ----------   ----------    -------    --------
William D. Cox,                  2001  $ 21,667(1)   $    -0-           -0-         $7,400          -0-        -0-    $     -0-
President, Chief
Executive Officer
and Secretary

Timothy P. O'Neil,               2001  $112,292      $    -0-           -0-             -0-         -0-        -0-    $ 558,763(2)
Former President, Chief          2000   192,500       192,500(4)        -0-             -0-     100,000        -0-       25,000(2)
Executive Officer                1999   160,680           -0-           -0-             -0-      20,000        -0-       25,000(2)
and Secretary

Kurt W. Huffman,                 2001  $151,000      $ 41,155        $7,200             -0-         -0-        -0-    $     -0-
Executive Vice President         2000   145,000         3,750         7,200             -0-      50,000        -0-          -0-
of the Company and President     1999   125,000         9,000         7,200             -0-      10,000        -0-          -0-
and Chief Executive Officer
of UPAC and Presis


-------------------
(1) Mr.  Cox  is  an  "at  will"   employee   with  an  annual  salary  of
    approximately $52,000.

(2) Represents the annual insurance premium of paid by the Company with respect to a split-dollar life insurance policy for the benefit of Timothy P O'Neil. For a description of such arrangement see Employment Agreements. The remaining amount for 2001 represents severance payments to Mr. O'Neil under his employment agreement upon termination of his employment.

(3) Except as described herein, bonuses represent incentive compensation awarded on a discretionary basis based on subjective criteria.

(4) Retention bonus paid to Mr. O'Neil for agreeing to stay with the Company until completion of the liquidation of the transportation operations.

                                  Option Grants in Last Fiscal Year

                           Individual Grants                             Potential Realizable
                  -----------------------------                         Value at Assumed Annual
                  Number of      % of Total                                Rates of Stock Price
                  Securities       Options          Exer-                    Appreciation for
                  Underlying       Granted to       cise      Expir-            Optiom Term
                   Options         Employees in     Price     ation     -----------------------
Name              Granted (#)    Fiscal Year       ($/Sh)     Date        5%($)       10%($)
----            -----------      --------------     ------    -----       -----       ------



Note: No grants were made in 2001.



    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                            Number of
                                            Securities        Value of
                                            Underlying        Unexercised
                                            Unexercised      In-the-Money
                                            Options at        Options at
                     Shares      Value      FY-End (#)         FY-End ($)
                  Acquired on  Realized     Exercisable/      Exercisable/
Name              Exercise (#)    ($)      Unexercisable     Unexercisable
------            ------------  -------    -------------     --------------

William D. Cox       --          $--        19,000/90,000    $  4,378/10,590
Timothy P. O'Neil    --           --       52,000/140,000        110,000/-0-
Kurt W. Huffman      --           --        12,000/68,000      11,000/44,000



                              EMPLOYMENT AGREEMENTS


      The Company was a party to an Employment Agreement with Timothy P. O'Neil, President and Chief Executive Officer of the Company through July 31, 2001. The Employment agreement provided for the employment at will of Mr. O'Neil by the Company. Under the Employment Agreement, Mr. O'Neil was entitled to (a) salary of $192,500 per year, subject to increase by the Company from time to time, (b) annual incentive compensation of 36% of base salary, or $69,300, based on achieving budgeted net income levels for the Company and an additional 7% of base salary, or $13,500, based on subjective criteria, (c) such stock options as the Company shall from time to time grant pursuant to stock option plans, (d) certain additional fringe and other benefits, including a Supplemental Benefit and Collateral Assignment Split-Dollar Agreement as described below. The Employment Agreement provided that if Mr. O'Neil's employment were terminated by the Company without good cause (as defined in the agreement), he would be entitled to his then existing base compensation and all related benefits for two years. The Employment Agreement also included a non-competition provision for two years after termination. Under the Employment Agreement, Mr. O'Neil was entitled to certain payments upon termination of Mr. O'Neil's employment after a change of control of the Company. Mr. O'Neil was entitled to such payments if, within two years after such a change of control, Mr. O'Neil's employment was terminated other than by Mr. O'Neil for any reason other than death, permanent disability, retirement or Good Cause (as defined in the agreement), or was terminated by Mr. O'Neil for Stated Cause (as defined in the agreement). In such event, Mr. O'Neil was entitled to the following: (i) 2.99 times Mr. O'Neil's average annual compensation over the three most recent years prior to the change of control, or such lesser period as Mr. O'Neil shall have been employed by the Company, excluding any amount which would constitute an "excess parachute payment" under Section 280G of the Code, (ii) immediate 100% vesting of all incentive compensation provided or to be provided under the Employment Agreement, (iii) all benefits to which he would have been entitled upon normal retirement under the Supplemental Benefit and Collateral Assignment Split-Dollar Agreement described above and (iv) three years participation in certain medical and life insurance plans of the Company. This Employment Agreement was terminated by the Company effective August 1, 2001, and the Company and Mr. O'Neil mutually agreed on the amount then due thereunder.

The Company was a party to a Supplemental Benefit and Collateral Assignment Split-Dollar Agreement with Timothy P. O'Neil, President and Chief Executive Officer of the Company. Under the agreement, the Company had agreed to pay the premiums on a life insurance policy insuring the life of Mr. O'Neil with an initial death benefit of $532,968. Mr. O'Neil had the right under the agreement to designate the beneficiaries to whom the death benefits under the policy shall be payable. If Mr. O'Neil's employment was terminated by the Company with cause, Mr. O'Neil's rights under the policy shall terminate. If Mr. O'Neil terminated his employment, Mr. O'Neil had no further rights under the policy except that Mr. O'Neil would receive, for each period of twelve months from the date of hire, an amount equal to 10% of the excess, if any, of the cash surrender value of the policy over the aggregate cost of the policy incurred by the Company in the payment of premiums. Upon the death of Mr. O'Neil, or the earlier surrender or cancellation of the policy by him subsequent to his retirement, disability or termination without cause, the Company was entitled to the lesser of the cash surrender value of the policy and the amount of premiums paid by it, and Mr. O'Neil was entitled to the remaining amounts payable upon such event under the policy. Mr. O'Neil had the right to retire under the agreement upon completing ten years of employment and reaching age 50.


     The Company and UPAC are parties to an Employment Agreement with Kurt W. Huffman, Executive Vice President of the Company, President and Chief Executive Officer of UPAC. The Employment agreement provides for the employment at will of Mr. Huffman by the Company. Under the Employment Agreement, Mr. Huffman is entitled to (a) salary of $151,000 per year, subject to increase by the Company from time to time, (b) annual incentive compensation of 36% of base salary, or $64,500, based on achieving budgeted net income levels for the Company and an additional 7% of base salary, or $10,750, based on subjective criteria, (c) such stock options as the Company shall from time to time grant pursuant to stock option plans, (d) certain additional fringe and other benefits. The Employment Agreement provides that if Mr. Huffman's employment is terminated by the Company without good cause (as defined in the agreement), he will be entitled to his then existing base compensation and all related benefits for two year. The Employment Agreement also includes a non-competition provision for one year after termination. Under the Employment Agreement, Mr. Huffman is entitled to certain payments upon termination of Mr. Huffman's employment after a change of control of the Company or UPAC. Mr. Huffman is entitled to such payments if, within one year after such a change of control, Mr. Huffman's employment is terminated other than by Mr. Huffman for any reason other than death, permanent disability, retirement or Good Cause (as defined in the agreement), or is terminated by Mr. Huffman for Stated Cause (as defined in the agreement). In such event, Mr. Huffman is entitled to the following: (i) 2.99 times Mr. Huffman's average annual compensation over the three most recent years prior to the change of control, excluding any amount which would constitute an "excess parachute payment" under Section 280G of the Code, (ii) immediate 100% vesting of all incentive compensation provided or to be provided under the Employment Agreement, and (iii) three years participation in certain medical and life insurance plans of the Company.

      Item 12.Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 31, 2002, unless otherwise indicated, with respect to the beneficial ownership of the Company's Common Stock by (a) persons known to the Company to be beneficial owners of 5% or more of the outstanding Common Stock, (b) executive officers listed in the Summary Compensation Table, (c) directors and nominees for director and (d) all directors and executive officers of the Company as a group.

   Name of Beneficial Owners
Amount and
(and address of beneficial owners               Nature of
other than executive officers,                  Beneficial     Percent
directors and nominees)                         Ownership(1)   of Class
------------------------------------            ------------   --------

Timothy P. O'Neil.............................   345,340(2)       8.65%
c/o TransFinancial Holdings, Inc.
8245 Nieman Road, Suite 100
Lenexa, KS 66214

Roy R. Laborde................................   176,365(3)       4.42%
c/o TransFinancial Holdings, Inc.
8245 Nieman Road, Suite 100
Lenexa, KS 66214

William D. Cox................................    98,000(4)       2.45%
Harold C. Hill, Jr............................    15,500(5)        .39%
Clark D. Stewart..............................     8,000(6)        .20%
Kurt W. Huffman...............................    62,000(7)       1.55%
Directors and executive officers as a
   group (5 persons, including the above).....   355,865(8)      17.66%


--------------
(1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed.

(2)  Includes 192,000 shares subject to exercisable  outstanding  stock options.
     Does not include 9,000 shares held in various irrevocable trusts for the benefit of Mr. O'Neil's children and over which he has no voting or investment power.

(3) Includes 17,150 shares subject to exercisable outstanding stock options and 1,415 shares owned by and registered in the name of his wife, over which they share voting power but Mrs. Laborde retains sole investment power.

(4)  Includes 19,000 shares subject to exercisable outstanding stock options.

(5) Includes 4,500 shares in the Francile Hill Revocable Trust. Both Mr. Hill and Francile Hill are trustees and each has shared voting and investment power. Also includes 11,000 shares subject to exercisable outstanding stock options.

(6)  Includes 7,000 shares subject to exercisable outstanding stock options.

(7)  Includes 32,000 shares subject to exercisable outstanding stock options.

(8) Includes a total of 278,150 shares subject to exercisable outstanding stock options. The total includes shares held by Mr. O'Neil even though he was no longer a director or officer at March 31, 2002.


Item 13. Certain Relationships and Related Transactions

    Not  Applicable





                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.  Financial Statements

       Included in Item 8, Part II of this Report -

       Consolidated Balance Sheets at December 31, 2001 and 2000

       Consolidated Statements of Income for the years ended  December 31, 2001,
          2000 and 1999

       Consolidated Statements of Cash Flows for the years  ended  December  31,
          2001, 2000 and 1999

       Consolidated  Statements of Shareholders'  Equity  for  the  years  ended
          December 31, 2001, 2000 and 1999

       Notes to Consolidated Financial Statements

       Supplemental Financial Information  (Unaudited)  - Summary  of  Quarterly
          Financial Information for 2001 and 2000

(a)2.  Financial Statement Schedules

       Included in Item 14, Part IV of this Report -

       Financial Statement Schedules for the three years ended December 31, 2001:

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

       Exhibit No.  Exhibit Description
       -----------  ----------------------------------------------------------

            2(a) Purchase Agreement dated November 6, 2001 between the Company and Commercial Equity Group, Ltd. Filed as Exhibit B to the proxy statement filed December 4, 2001.

            2(b) Plan of Complete Liquidation. Filed as Exhibit A to the proxy statement filed December 4, 2001.

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

            10(b) 1992 Incentive Stock Plan. Filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

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

      *Filed herewith.

 (b)        Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001
--------------------


           TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           Schedule II - Valuation and Qualifying Accounts


                                            Additions
                                Balance at   Charged     Charged                Balance
                                Beginning      to        to Other    Deduc-     at End
Description                      of Year     Expense     Accounts    tions(1)   of Year
-----------                     ----------  --------     --------    --------   -------
                                                      (In Thousands)
Allowance for credit losses
  (deducted from finance
  accounts receivable)
    Year Ended December 31 -
      2001....................  $1,490     $2,400        $ --       $  2,349    $1,541
      2000....................     870      1,367         567(2)      (1,314)    1,490
      1999....................     566      1,193          --           (889)      870


-------------------------
   (1) Deduction for purposes for which reserve was created.

   (2) Reclass provision from change in gain treatment on receivables.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  April 12,2002           By /s/ William D. Cox
                                  ---------------------------
                                         William D. Cox,
                                         President, Chief Executive
                                         Officer and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


//s/William D. Cox             President, Chief Executive Officer and Secretary
--------------------------     (Principal Financial Officer)
William D. Cox


/s/William D. Cox              /s/Roy R. Laborde
--------------------------     --------------------
William D. Cox, Chairman       Roy R. Laborde, Vice Chairman of
of the Board of Directors      the Board of Directors


/s/ Clark D. Stewart           /s/ Harold C. Hill
--------------------------     --------------------
Clark D. Stewart, Director     Harold C. Hill, Jr., Director







April 12, 2002
Date of all signatures

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                 Exhibit Index


Exhibit No.     Exhibit Description
-----------     -------------------

21              List of all Subsidiaries of TransFinancial Holdings, Inc.