Form 10-Q
period 2002-03-31
TRANSFINANCIAL HOLDINGS INC
filed 2002-05-10
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    Form 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at April 29, 2002
      ----------------------                ----------------------------------
      Common stock, $0.01 par value                   3,288,291 shares

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                     For the Three Months Ended March 31,
                   (In thousands, except per share amounts)
                                   (Unaudited)

                                                2002        2001
                                                ----        ----

Operating Revenues...........................  $4,147      $3,586

Operating Expenses...........................   3,517       3,207
                                               ------       -----

Operating Income (Loss)......................     630         379
                                               ------       -----

Nonoperating Income (Expense)
  Other, net.................................      --          --
  Interest income............................       4           2
  Interest expense...........................     (40)         (7)
                                               -------      -------
    Total nonoperating income (expense)......     (36)         (5)
                                               -------      ------

Income (Loss) Before Income Taxes............     594         374
Income Tax Provision (Benefit)...............       6          10
                                               ------       -----
Income (Loss) from Continuing Operations.....     588         364
                                               ------       -----

Income (Loss) from Discontinued Operations
  (Note 2)...................................      --      (2,050)

Extraordinary Income (Loss) - Goodwill
  Impairment (Note 5)........................  (6,697)         --
                                               -------      -----

Net Income (Loss)............................ $(6,109)    $(1,686)
                                              ========    ========

Basic Earnings (Loss) Per Share From
  Continuing Operations...................... $  0.18     $  0.11
  Discontinued Operations (Note 2)...........      --       (0.62)
  Extraordinary Loss (Note 5)................   (2.04)         --
                                              --------    --------
      Total.................................. $ (1.86)    $ (0.51)
                                              =========   ========

Diluted Earnings (Loss) Per Share From
  Continuing Operations......................  $  0.17      $  0.11
  Discontinued Operations (Note 2)...........      --         (0.62)
  Extraordinary Loss (Note 5)................    (1.95)         --
                                               --------     --------
      Total..................................  $ (1.78)     $ (0.51)
                                               ========     ========

Basic Average Shares Outstanding.............    3,288        3,278
                                               ========     ========

Diluted Average Shares Outstanding...........    3,433        3,286
                                               ========       =====

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       (In thousands, except share data)
                                                       March 31,    December 31,
                                                         2002          2001
                                                         ----          ----
                     Assets                           (Unaudited)
                     ------
Current Assets:
   Cash and cash equivalents........................    $ 1,095      $ 1,343
   Finance accounts receivable, less allowance
     for credit losses of $2,078 and $1,541.........    116,693      102,028
     Other current assets...........................        683          344
                                                       --------      -------
     Total current assets...........................    118,471      103,715
                                                       --------      -------
Operating Property, at Cost:
   Land.............................................        192          192
   Structures and improvements......................      1,017        1,018
   Other operating property.........................      1,041        1,030
                                                       --------      -------
                                                          2,250        2,240
     Less accumulated depreciation..................     (1,126)      (1,085)
                                                       --------      -------
         Net operating property.....................      1,124        1,155
                                                       --------      -------
Intangibles, net of accumulated amortization and
  Other Assets......................................      1,815        8,454
                                                       --------      -------
                                                       $121,410     $113,324
                                                       ========     ========

            Liabilities and Shareholders' Equity
            ------------------------------------
Current Liabilities:
   Cash overdrafts..................................    $ 3,047      $ 1,776
   Accounts payable.................................      5,191        5,204
   Revolving bank loan (Note 3).....................    100,444       87,616
   Accrued payroll and fringes......................        624        1,002
   Other accrued expenses...........................      1,579        1,092
                                                        -------      -------
     Total current liabilities......................    110,885       96,690
                                                        -------      -------

Contingencies and Commitments (Note 4)..............         --           --

Shareholders' Equity
   Preferred stock with $0.01 par value, authorized
     1,000,000 shares, none outstanding..............        --           --
   Common stock with $0.01 par value, authorized
     13,000,000 shares, issued 7,633,852.............        76           76
   Paid-in capital..................................      6,262        6,262
   Retained earnings................................     39,254       45,363
   Treasury stock 4,345,561 shares, at cost.........    (35,067)     (35,067)
                                                       --------     --------
     Total shareholders' equity.....................     10,525       16,634
                                                       --------     --------
                                                       $121,410     $113,324
                                                       ========     ========

The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                       For the Three Months Ended March 31
                           (In thousands) (Unaudited)
                                                    2002         2001
                                                    ----         ----
Cash Flows From Operating Activities
  Net Loss......................................  $(6,109)     $(1,686)
  Adjustments to reconcile net loss to cash
   used in operating activities
   Depreciation and amortization................       41          198
   Debt cost amortization.......................       38           32
   Extraordinary Loss - Goodwill Impairment.....    6,697           --
   Provision for credit losses..................      595          424
   Net increase (decrease) from change in other
     working capital items affecting operating
     activities.................................
         Accounts Receivable....................  (15,260)      (3,444)
         Accounts Payable.......................      (11)         624
         Other..................................     (231)         158
   Loss from and on discontinued operations.....       --        2,050
                                                  -------      -------
                                                  (14,240)      (1,644)
                                                  -------      -------
Cash Flows From Investing Activities
  Cash from (to) discontinued operations........       --           --
  Purchase of operating property, net...........      (10)          --
  Other.........................................      (97)         (24)
                                                  --------     --------
                                                     (107)         (24)
                                                  --------     -------
Cash Flows From Financing Activities
  Revolving bank loan borrowings (repayments),
    net.........................................   12,828        2,500
  Cash overdrafts...............................    1,271         (737)
  Other.........................................       --           --
                                                  -------      -------
                                                   14,099        1,763
Net Increase (Decrease) in Cash and Cash
  Equivalents...................................     (248)          95
Cash and Cash Equivalents at beginning of period    1,343          258
                                                  -------      -------
Cash and Cash Equivalents at end of period......  $ 1,095      $   353
                                                  =======      =======



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statement Of Shareholders' Equity
                            (In thousands)(Unaudited)


                                                                        Total
                                                                        Share
                                   Common  Paid-In  Retained  Treasury  holders'
                                    Stock  Capital  Earnings   Stock    Equity
                                    -----  -------  --------   -----    ------
Balance at December 31, 2000....   $ 76     $6,254  $46,614   $(35,067) $17,877

Issuance of Incentive Stock.....     --          8       --         --        8

Net loss........................     --         --   (1,251)        --   (1,251)
                                   ----     ------   -------  --------  --------

Balance at December 31, 2001....     76      6,262   45,363    (35,067)  16,634

Net loss........................     --         --   (6,109)        --   (6,109)
                                   ----     ------   -------  --------  --------

Balance at March 31, 2002.......   $ 76     $6,262  $39,254   $(35,067) $10,525
                                   ====     ======  =======   ========  =======


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Principles of Consolidation and Significant Accounting Policies

      The unaudited condensed consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made. See Note 6, Subsequent Events, to the financial statements for a discussion of the sale of the financial services businesses and the dissolution of the Company.

      Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report on Form 10-K, filed with the SEC on April 15, 2002, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned report on Form 10-K.



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

      On September 16, 2000 and December 16, 2000, Crouse and Specialized, respectively, ceased operations; Crouse as a result of significant operating losses and cash flow deficiency and Specialized as a result of its insurance carrier revoking its coverage. These companies liquidated outside of bankruptcy, with the advice of independent advisory committees of creditors, and followed the general processes and procedures defined under the federal bankruptcy code. The Company has essentially completed the orderly liquidation of Crouse and Specialized*. The proceeds of asset liquidations have allowed full payment of secured claims and a partial distribution to priority creditors. Proceeds from asset liquidation were insufficient to satisfy in excess of $17 million of unsecured creditor claims*. All remaining assets (which approximate $25,000) are reserved for administrative costs associated with the closure of these companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty*.


3. Financing Agreements


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

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10 million plus 25% of cumulative net income, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. The terms of the loan agreement require UPAC to maintain a reserve at specific levels that serves as collateral. At March 31, 2002, $11.0 million of accounts receivable serve as collateral reserves for the loan agreement.

      The Company, in settlement of joint liability with its discontinued operations, entered into two short-term notes each in the amount of $1.25 million. The Company's corporate office building serves as collateral for a note with Crouse's primary lending bank, with interest at the bank's prime rate. The proceeds from the sale of UPAC serve as collateral for a note with UPAC's acquirer. Interest on this note is paid monthly at 10%.

4.  Contingencies and Commitments

      The Company is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.*

      The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss a second amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has filed a motion to dismiss a portion of this complaint, and intends to vigorously defend. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

5. Goodwill Impairment

      In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has deemed that $6.7 million of goodwill recorded on its books related to UPAC is impaired based upon the purchase agreement with outside investors for UPAC. The goodwill impairment is shown on the Statement of Income and Statement of Cash Flows as an extraordinary loss.

         Pro-Forma Financial Disclosure - Goodwill and Intangible Asset
                           Adoption of Statement 142


                                                     For the Three Months Ended
                                                             March 31,

                                                       2002             2001
                                                       ----             ----

       Income from Continuing Operations              $ 588            $ 364
       Add back: Goodwill Amortization                   --              137
                                                      -----            -----

       Adjusted Income from Continuing Operations       588              501

       Loss from Discontinued Operations                 --           (2,050)

       Extraordinary Loss - Goodwill Impairment      (6,697)              --
                                                     ------           ------

       Adjusted Net Income (Loss)                   $(6,109)         $(1,549)
                                                    ========         ========


       Basic Earnings (Loss) Per Share:

            Continuing Operations                     $0.18           $ 0.11
            Goodwill Amortization                        --             0.04
            Discontinued Operations                      --            (0.62)
            Extraordinary Loss                        (2.04)              --
                                                     ------           -------

       Adjusted Net Income (Loss)                    $(1.86)          $(0.47)
                                                     =======          =======

       Diluted Earnings (Loss) Per Share:

            Continuing Operations                     $0.17           $ 0.11
            Goodwill Amortization                        --             0.04
            Discontinued Operations                      --            (0.62)
            Extraordinary Loss                        (1.95)              --
                                                      ------          ------

      Adjusted Net Income (Loss)                     $(1.78)          $(0.47)
                                                     =======          =======


6. Subsequent Events

      The sale of the financial services operations was consummated on April 19, 2002, with an effective date April 1, 2002. This sale of the financial services operations represents the disposition of the last operating enterprise of the Company. In accordance with the plan of liquidation as approved by the shareholders, the Company filed a certificate of dissolution with the State of Delaware on April 29, 2002. The Company's stock was that day delisted from the American Stock Exchange and the transfer agent has closed its records to any further trades. Under the plan of liquidation, the Company will sell all of its remaining assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends". The Company will be required to accrue an estimate of all costs and expenses that would be incurred to complete the plan of liquidation. Such expenses and accruals are not reflected in the March 31, 2002 financial statement, and would reduce the amounts available for distribution under the plan of liquidation. The preliminary estimates of the total distribution under the plan range from $2.50 to $3.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

      TransFinancial operates in financial services. The company discontinued its transportation operations in 2000.

Financial Services
------------------

      For the first quarter of 2002, UPAC reported operating income of $1,123,000 on operating financial services revenue of $4.1 million, as compared to operating income of $455,000 on operating revenue of $3.6 million for the comparable period of 2001. The increase in operating revenue and operating income in 2002 was primarily the result of greater amounts financed and increases in interest-spread margins. Premiums financed were $82.4 million in the first quarter of 2002 as compared to $55.9 in the first quarter of 2001. A hardening in the insurance premium market has resulted in significant increases in insurance premiums being financed. Interest margins are 2.2% higher in the first quarter of 2002 as compared to the first quarter of 2001. The increase in interest margins was primarily due to fixed interest rates on previous funded finance agreements and the decreases in borrowing costs in the commercial paper market. UPAC has maintained most of the positive interest spread variance on new financings by repricing less profitable customers. Operating expenses increased by 18.5% in the first quarter of 2002 from the same period in 2001, due principally to increases in salaries and benefits, bad debt provisions related to increases in amount financed, marketing costs related to commissions paid to customers, and increased travel and entertainment costs.


Other
-----


      TransFinancial's effective income tax provision rate for the first quarter of 2002 was 0.0%, as compared to 0.5% for the comparable period of 2001. In the first quarter of 2002, the Company's income tax provision was $6,000 on a pre-tax loss of $6,103,000. The effective income tax rates for each period were a lower percentage than statutory rates due to the impact of losses on discontinued operations and net operating loss carry-forwards, partially offset by non-deductible amortization of intangibles and valuation allowances provided against net deferred tax assets.

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





                               FINANCIAL CONDITION


      As of March 31, 2002, the Company's net working capital was $7.6 million as compared to $7.0 million as of December 31, 2001. The Company's current ratio was 1.1 and its ratio of total liabilities to tangible net worth was 11.1 as of March 31, 2002, as compared to a current ratio of 1.1 and a ratio of total liabilities to tangible net worth of 11.7 as of December 31, 2001. Cash used by operating activities was negative for the three months ended March 31, 2002 and March 31, 2001 due to increases in finance accounts receivable resulting from increases in amounts financed by UPAC, that were financed by increases in line of credit borrowings.

      The Company has experienced a decrease in net income in first quarter of 2002 as compared to the related period of 2001 as a result of the extraordinary loss of $6.7 million related to goodwill impairment discussed in Footnote 5. Income from continuing operations increased for the first quarter of 2002 as compared to the related period of 2001 due to the financial segment factors discussed above. The transportation operations had discontinued operation losses of $2.0 million in the first quarter of 2001 related to adjustments to reserves in the liquidation process of these operations (see footnote 2).

      On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends" within the next several months. See Note 6, Subsequent Events, to the financial statements for a discussion of the sale of the financial services businesses and the dissolution of the Company.




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

a) Annual Meeting of Shareholders was held on January 22, 2002.

   (b) The nominees for the board of directors previously reported to the Commission in the Company's Proxy Statement were elected.

   (c) The matters voted upon at the Annual Meeting were as follows:

       1. The adoption of a Plan of Complete Liquidation of TransFinancial Holdings, Inc. was approved with 1,662,420 shares voting for, 135,082 shares voting against, 26,127 shares abstaining and 716,415 shares delivered by brokers not voted.

       2. The proposed sale of Universal Premium Acceptance Corporation and UPAC of California, Inc., a separate nonoperating subsidiary and certain real estate to Commercial Equity Group, Ltd. was approved with 1,666,396 shares voting for, 134,120 shares voting against, 23,113 shares abstaining and 716,415 shares delivered by brokers not voted.

       3.  All four nominees for director were elected as follows:

                                              Shares Voted
            Nominees                        For      Withheld
                                          -----      --------
            William D. Cox                2,349,728   190,316
            Harold C. Hill, Jr.           2,349,828   190,216
            Roy R. Laborde                2,349,728   190,316
            Clark D. Stewart              2,349,828   190,216

       3. The selection of Weaver & Martin as independent public accountants was ratified with 2,385,669 shares voting for, 132,214 shares voting against and 22,161 shares abstaining.








Item 5.  Other Information -- None


Item 6.  Exhibits and Reports on Form 8-K


    (b)  Reports on Form 8-K -

         (1) A current report on Form 8-K, dated May 3, 2002, filed to report the closing of the sale of all of the outstanding shares of its subsidiaries Universal Premium Acceptance Corporation (UPAC), UPAC of California, Inc., APR Funding Corporation and American Freight System, Inc., and real estate, formerly constituting the headquarters of the Company.

                                   (SIGNATURE)
                                   -----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TransFinancial Holdings, Inc.
                               -----------------------------
                                         Registrant


                               By:    /s/ William D. Cox
                                    ------------------------------------
                                    William D. Cox, President & Chief
                                      Executive Officer
                                    (Principal executive and financial officer)



Date: May 10, 2002