Form 10-Q
period 2002-06-30
TRANSFINANCIAL HOLDINGS INC
filed 2002-08-14
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    Form 10-Q


      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the transition period from    to
                                          ---  ------------------

                           Commission File No. 1-12070



                          TRANSFINANCIAL HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)


            Delaware                                  46-0278762
      ----------------------                        --------------
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)                Identification No.)


      8245 Nieman Road, Suite 100
         Lenexa, Kansas                                  66214
      ----------------------                        --------------
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

              Class                            Outstanding at July 31, 2002
      ----------------------                ----------------------------------
      Common stock, $0.01 par value                  3,288,291 shares

                          Part I. FINANCIAL INFORMATION
Item 1.              Financial Statements
-----------------------------------------

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                       For the Three Months Ended June 30,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 2002        2001
                                                -----        ----

Operating Revenues (Note 6)..................   $  --       $3,881

Operating Expenses...........................     960        3,453
                                                ------      ------

Operating Income (Loss)......................    (960)         428
                                                ------      ------

Nonoperating Income (Expense)
  Other, net.................................      28           33
  Interest income............................      23           25
  Interest expense...........................     (11)          (4)
                                                -------     -------
    Total nonoperating income (expense)......      40           54
                                                -------     -------

Income (Loss) Before Income Taxes............    (920)         482
Income Tax Provision (Benefit)...............    (177)          15
                                               --------     -------
Income (Loss) from Continuing Operations.....    (743)         467
                                               --------     -------

Income (Loss) from Discontinued Operations
(Note 2)                                            --          --
                                               --------     -------


Net Income (Loss)............................  $  (743)      $ 467
                                               ========     =======

Basic Earnings (Loss) Per Share From
  Continuing Operations......................  $(0.23)      $ 0.14
  Discontinued Operations (Note 2)...........     --            --
                                               -------      -------
        Total................................  $(0.23)      $ 0.14
                                               =======      =======

Diluted Earnings (Loss) Per Share From
  Continuing Operations......................  $(0.22)      $ 0.14
  Discontinued Operations (Note 2)...........      --           --
                                               -------      -------
        Total................................  $(0.22)      $ 0.14
                                               =======      =======

Basic Average Shares Outstanding.............    3,288       3,278
                                               =======      =======

Diluted Average Shares Outstanding...........    3,438       3,286
                                               =======      =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Item 1.              Financial Statements
-----------------------------------------

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                        For the Six Months Ended June 30,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  2002         2001
                                                  ----         ----

Operating Revenues (Note 6)..................  $ 4,147      $ 7,467

Operating Expenses...........................    4,477        6,660
                                               -------      -------

Operating Income (Loss)......................    (330)         807
                                               -------      -------

Nonoperating Income (Expense)
  Other, net.................................      28           33
  Interest income............................      27           28
  Interest expense...........................     (51)         (11)
                                               -------      -------
    Total nonoperating income (expense)......       4           50
                                               -------       ------

Income (Loss) Before Income Taxes............    (326)         857
Income Tax Provision (Benefit)...............    (171)          25
                                               -------       ------
Income (Loss) from Continuing Operations.....    (155)         832
                                               -------       ------

Income (Loss) from Discontinued Operations
(Note 2).....................................      --       (2,050)


Extraordinary Income (Loss) - Goodwill
Impairment (Note 5)..........................      --       (6,697)

Net Income (Loss)............................  $(6,852)     $(1,218)
                                               ========     ========

Basic Earnings (Loss) Per Share From
  Continuing Operations......................  $ (0.05)       $0.25
  Discontinued Operations (Note 2)...........      --         (0.62)
  Extraordinary Loss (Note 5)................     (2.03)         --
                                               ---------    --------
      Total..................................  $  (2.08)     $(0.37)
                                               ==========   ========

Diluted Earnings (Loss) Per Share From
  Continuing Operations......................  $  (0.05)    $  0.25
  Discontinued Operations (Note 2)...........      --         (0.62)
  Extraordinary Loss (Note 5)................     (1.95)         --
                                               ---------    -------
      Total..................................  $  (2.00)    $ (0.37)
                                               =========    ========

Basic Average Shares Outstanding.............     3,288       3,278
                                               ========     ========

Diluted Average Shares Outstanding...........     3,434       3,286
                                               ========     ========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                June 30,      December 31,
                                                  2002            2001
                                               ----------     ------------
                  Assets                       (Unaudited)
                  ------
Current Assets:
  Cash and cash equivalents..................    $10,668      $     1,343
  Finance accounts receivable, less allowance
    for credit losses of $ -0- and $1,541....         --          102,028
    Other current assets.....................         71              344
                                                 -------       ----------
    Total current assets.....................     10,739          103,715
                                                 -------       ----------
Operating Property, at Cost:
  Land.......................................        --               192
  Structures and improvements................        --             1,018
  Other operating property...................        --             1,030
                                                 -------       ----------
                                                     --             2,240
    Less accumulated depreciation............        --            (1,085)
                                                 -------       ----------
        Net operating property...............        --             1,155
                                                 -------       ----------
Intangibles, net of accumulated amortization
and Other Assets                                     --             8,454

                                                $ 10,739       $  113,324
                                                ========       ==========

           Liabilities and Shareholders' Equity
           ------------------------------------
Current Liabilities:
  Cash overdrafts............................   $    --        $    1,776
  Accounts payable...........................        64             5,204
  Revolving bank loan (Note 3)...............        --            87,616
  Accrued payroll and fringes................        --             1,002
  Dividends payable (Note 6).................     9,243                --
  Other accrued expenses.....................       893             1,092
                                                -------        ----------
    Total current liabilities................    10,200            96,690
                                                -------        ----------

Contingencies and Commitments (Note 4).......        --                --

Shareholders' Equity
  Preferred stock with $0.01 par value, authorized
    1,000,000 shares, none outstanding.......        --                --
  Common stock with $0.01 par value, authorized
    13,000,000 shares, issued 7,633,852......        76                76
  Paid-in capital............................     6,262             6,262
  Retained earnings..........................    29,268            45,363
  Treasury stock 4,345,561 shares, at cost...   (35,067)          (35,067)
                                                --------       -----------
    Total shareholders' equity...............       539            16,634
                                                --------       -----------
                                                $10,739        $  113,324
                                                ========       ===========

The accompanying notes to condensed consolidated balance sheets are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30
                                 (In thousands)
                                   (Unaudited)

                                                  2002         2001
                                                  ----         ----
Cash Flows From Operating Activities
  Net Loss................................    $ (6,852)     $(1,218)
  Adjustments to reconcile net loss to cash
  used in operating activities
   Depreciation and amortization..........          44          395
   Debt cost amortization.................          38           64
   Extraordinary Loss - Goodwill Impairment      6,697           --
   Provision for credit losses............         595        1,004
   Net increase (decrease) from change in other
     working capital items affecting operating
     activities
        Accounts Receivable...............     (15,260)     (13,642)
        Accounts Payable..................        (337)       1,836
        Other.............................        (524)         810
  Loss from and on discontinued operations          --        2,050
                                               --------     -------
                                               (15,599)      (8,701)
                                               --------     -------
Cash Flows From Investing Activities
  Purchase of operating property, net.....         (10)         (52)
  Sale of Finance Company.................      13,282           --
                                               -------      -------
                                                13,272          (52)

Cash Flows From Financing Activities
  Revolving bank loan borrowings
        (repayments), net                       10,381        8,900
  Cash overdrafts.........................       1,271           46
  Other...................................          --           --
                                                ------      -------
                                                11,652        8,946
                                                ------      -------

Net Increase (Decrease) in Cash and
        Cash Equivalents.................        9,325         (526)
Cash and Cash Equivalents at beginning of
        period ..........................        1,343        1,076
                                                -------      -------
Cash and Cash Equivalents at end of
        period ..........................     $ 10,668       $  550
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

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement Of Shareholders' Equity
                                 (In thousands)
                                   (Unaudited)



                                                                                    Total
                                                                                    Share-
                                  Common    Paid-In    Retained      Treasury       holders'
                                  Stock     Capital    Earnings       Stock         Equity
Balance at December 31, 2000....  $ 76      $ 6,254    $ 46,614      $(35,067)      $17,877

Issuance of Incentive Stock.....    --            8          --            --             8

Net Loss.......................     --           --      (1,251)           --        (1,251)
                                  ----      -------    --------      --------       --------

Balance at December 31, 2001...     76        6,262      45,363       (35,067)       16,634

Net Loss.......................     --           --      (6,852)           --        (6,852)

Liquidating Dividend Payable...     --           --      (9,243)           --        (9,243)
                                 -----      -------    --------      --------       --------

Balance at June 30, 2002......    $ 76       $6,262    $ 29,268      $(35,067)      $   539
                                 =====      =======    =========     =========      ========


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Principles of Consolidation and Significant Accounting Policies

      The unaudited condensed consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made. See Note 6, Sale of Financial Services Operations, to the financial statements for a discussion of the sale of the financial services businesses and the dissolution of the Company.

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


2. Discontinued Operations

      TransFinancial discontinued its transportation operations in 2000. The Company's subsidiary, TFH Logistics & Transportation Services, Inc. ("TFH L&T"), which is a holding company for the Company's transportation subsidiaries, had two principal subsidiaries, Crouse Cartage Company ("Crouse"), which was acquired in 1991, and Specialized Transport, Inc. ("Specialized"), formed in 1999.

      On September 16, 2000 and December 16, 2000, Crouse and Specialized, respectively, ceased operations; Crouse as a result of significant operating losses and cash flow deficiency and Specialized as a result of its insurance carrier revoking its coverage. These companies liquidated outside of bankruptcy, with the advice of independent advisory committees of creditors, and followed the general processes and procedures defined under the federal bankruptcy code. The Company has essentially completed the orderly liquidation of Crouse and Specialized*. The proceeds of asset liquidations have allowed full payment of secured claims and a partial distribution to priority creditors. Proceeds from asset liquidation were insufficient to satisfy in excess of $17 million of unsecured creditor claims*. All remaining assets (which approximate $3,000) are reserved for administrative costs associated with the closure of these companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty*.


3. Financing Agreements

      In December 1996, Universal Premium Acceptance Corporation ("UPAC") and TransFinancial entered into a securitization agreement whereby undivided interests in a designated pool of finance accounts receivable could be sold on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and its subsidiary, APR Funding Corporation, amended the securitization agreement with the new financial institution increasing maximum allowable amount of receivables to be sold under the agreement to $80 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain convenants. On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. UPAC and APR Funding borrow under a revolving loan arrangement with allowable maturities from 1 to 270 days. On August 17, 2001, UPAC and APR Funding amended the Loan and Security Agreement to increase the facility to $100 million under essentially the same terms as the prior agreement. The loan bears interest at commercial paper rates plus bank program fees. As part of the sale of the financial services businesses (See Note 6), this facility and all related obligations were transferred with the consummation of that sale.

      Among other things, the terms of the agreement require UPAC to maintain a minimum tangible net worth of $10 million plus 25% of cumulative net income, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and require UPAC to report any material adverse changes in its financial condition. The terms of the loan agreement require UPAC to maintain a reserve at specific levels that served as collateral. At March 31, 2002, $11.0 million of accounts receivable served as collateral reserves for the loan agreement. UPAC and APR Funding's loan agreement was transferred in conjunction with the sale of the financial services businesses.

      The Company, in settlement of joint liability with its discontinued operations, entered into two short-term notes each in the amount of $1.25 million. The Company's corporate office building served as collateral for a note with Crouse's primary lending bank, with interest at the bank's prime rate. The proceeds from the sale of UPAC served as collateral for a note with UPAC's acquirer. Interest on this note was paid monthly at 10%. These notes were paid off with the proceeds from the sale of UPAC.


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

    Pro-Forma Financial Disclosure - Goodwill and Intangible Asset Adoption
                                of Statement 142


                                                   For the Six Months Ended
                                                           June 30,

                                                    2002             2001
                                                    ----             ----

      Income from Continuing Operations           $ (155)          $  832
      Add back: Goodwill Amortization                 --              274
                                                  -------          ------

      Adjusted Income from Continuing Operations    (155)           1,106

      Loss from Discontinued Operations               --           (2,050)

      Extraordinary Loss - Goodwill Impairment     (6,697)             --
                                                  -------          ------

      Adjusted Net Income (Loss)                  $(6,852)         $ (944)
                                                  ========         =======


      Basic Earnings (Loss) Per Share:

           Continuing Operations                 $  (0.05)        $  0.25
           Goodwill Amortization                       --            0.08
           Discontinued Operations                     --           (0.62)
           Extraordinary Loss                       (2.03)             --
                                                 ---------        -------

      Adjusted Net Income (Loss)                 $  (2.08)        $ (0.29)
                                                 =========        ========

      Diluted Earnings (Loss) Per Share:

           Continuing Operations                 $  (0.05)        $  0.25
           Goodwill Amortization                       --            0.08
           Discontinued Operations                     --           (0.62)
           Extraordinary Loss                       (1.95)             --
                                                 --------         -------

      Adjusted Net Income (Loss)                 $  (2.00)        $ (0.29)

6. Sale of Financial Services Operations

      The sale of the financial services operations, as approved by the Company's shareholders on January 22, 2002, was consummated on April 19, 2002, with an effective date of April 1, 2002. This sale of the financial services operations represents the disposition of the last operating enterprise of the Company. In accordance with the plan of liquidation as approved by the shareholders, the Company filed a certificate of dissolution with the State of Delaware on April 29, 2002, at which time the Company's stock was delisted from the American Stock Exchange. The transfer agent has closed its records to any further trades. Under the plan of liquidation, the Company will sell all of its remaining assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends". The Company accrued an estimate of all costs and expenses that are expected to be incurred to complete the plan of liquidation. Such expenses and accruals are reflected in the June 30, 2002 financial statement, and reduced the amounts available for distribution under the plan of liquidation. The current estimates of the total distribution under the plan range from $2.70 to $3.00 per share.

      On June 28, 2002, after setting aside the aforementioned reserves and accruals, the Company declared a liquidating dividend of $2.70 per share, which was paid to shareholders of record as of April 29, 2002, the date on which the company's Stock Transfer Books were closed. Future distributions, if any, will be dependent upon the resolution of ongoing litigation, claims and contingent liabilities.




Item 2.  Management's  Discussion  and  Analysis of  Financial  Condition  and
-------------------------------------------------------------------------------
Results of Operations
---------------------

                              RESULTS OF OPERATIONS

      TransFinancial operated in financial services until April 1, 2002, the effective date for the sale of the financial services businesses. The company discontinued its transportation operations in 2000.

Financial Services
------------------

      For the six months of 2002, UPAC reported operating income of $1,123,000 on operating revenue of $4.1 million, as compared to operating income of $1,081,000 on operating revenue of $7.5 million for the comparable period of 2001. The changes in operating revenue and operating income in 2002 were primarily the result of greater amounts financed, offset by the sale of the financial services businesses in April 2002 (see Note 6 to the Financial Statements). A hardening in the insurance premium market has resulted in significant increases in insurance premiums being financed.

Other
-----

      TransFinancial's effective income tax provision rate for the second quarter of 2002 was 15.96%, as compared to 3.0% for the comparable period of 2001. In the second quarter of 2002, the Company's income tax benefit provision was $177,000 on a pre-tax loss of $920,000. The effective income tax rates for each period were a lower percentage than statutory rates due to the impact of reduction in tax cushions and net operating loss carry-forwards, partially offset by non-deductible amortization of intangibles and valuation allowances provided against net deferred tax assets.

Forward-Looking Statement
-------------------------

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


General Factors
---------------

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




                               FINANCIAL CONDITION


      On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends". The shareholders approved the plan of liquidation at the Company's annual shareholder meeting on January 22, 2002.

       The sale of the financial services operations was consummated on April 19, 2002, with an effective date of April 1, 2002. This sale of the financial services operations represents the disposition of the last operating enterprise of the Company. In accordance with the plan of liquidation as approved by the shareholders, the Company filed a certificate of dissolution with the State of Delaware on April 29, 2002, at which time the Company's stock was delisted from the American Stock Exchange. The transfer agent has closed its records to any further trades. Under the plan of liquidation, the Company will sell all of its remaining assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends". The Company accrued an estimate of all costs and expenses that are expected to be incurred to complete the plan of liquidation. Such expenses and accruals are reflected in the June 30, 2002 financial statement, and reduced the amounts available for distribution under the plan of liquidation. The current estimates of the total distribution under the plan range from $2.70 to $3.00 per share.

        On June 28, 2002, after setting aside the aforementioned reserves and accruals, the Company declared a liquidating dividend of $2.70 per share, payable immediately, to shareholders of record as of April 29, 2002, the date on which the company's Stock Transfer Books were closed. Future distributions, if any, will be dependent upon the resolution of ongoing litigation, claims and contingent liabilities.





                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -- The Company and its directors have been named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit seeks declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss a second amended complaint has been filed and the Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has filed a motion to dismiss a portion of this complaint, and intends to vigorously defend. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*




Item 2.  Changes in Securities - None
------------------------------



Item 3.  Defaults Upon Senior Securities - None
----------------------------------------



Item 4.  Submission of Matters to Vote of Security Holders - None
----------------------------------------------------------



Item 5.  Other Information - None
--------------------------



Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(b) Reports on Form 8-K -

    (1) A current report on Form 8-K, dated and filed May 3, 2002, and as amended May 7.2002 and June 18,2002, filed to report the closing of the sale of all of the outstanding shares of its subsidiaries Universal Premium Acceptance Corporation (UPAC), UPAC of California, Inc., APR Funding Corporation and American Freight System, Inc., and real estate, formerly constituting the headquarters of the Company.


     (99)* Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY ACT OF 2002



* Filed herewith

                                   (SIGNATURE)
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TransFinancial Holdings, Inc.
                                    ------------------------------------
                                               Registrant


                                    By:    /s/ William D. Cox
                                        --------------------------------
                                        William D. Cox, President &
                                        Chief Executive Officer
                                        (Principal executive and
                                         financial officer)



Date August 14, 2002

                                                                     Exhibit 99

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of TransFinancial Holdings, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William
D. Cox, chief executive officer and chief financial officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ William D. Cox
                                    -------------------------
                                    William D. Cox
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    August 14, 2002