Form 10-Q
period 2002-09-30
TRANSFINANCIAL HOLDINGS INC
filed 2002-12-23
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    Form 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  ___________ to _____________

                           Commission File No. 1-12070



                          TRANSFINANCIAL HOLDINGS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                    46-0278762
      ---------------------------                       -------------
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                  Identification No.)

      8245 Nieman Road, Suite 100
           Lenexa, Kansas                                    66214
      ---------------------------                       -------------
      (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (913) 859-0055


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes (X)   No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at October 31, 2002
-----------------------------                ---------------------------------
Common stock, $0.01 par value                         3,288,291 shares

                          Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements
--------------------------------

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    For the Three Months Ended September 30,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         2002
                                                       --------
Operating Revenues..................................   $    --

Operating Expenses..................................       (72)
                                                           ----

Operating Income (Loss).............................       (72)
                                                           ----
Nonoperating Income (Expense)
   Other, net.......................................        --
Interest income.....................................         3
   Interest expense.................................        --
                                                       --------
nonoperating income (expense).......................        --
                                                       --------

Income (Loss) Before Income Taxes...................       (69)
Income Tax Provision (Benefit)......................        --
                                                       --------
Income (Loss) from Continuing Operations............       (69)
                                                       --------

Income (Loss) from Discontinued Operations (Note 2).        80
                                                       --------


Net Income (Loss)...................................   $    11
                                                       ========
Basic Earnings (Loss) Per Share From
   Continuing Operations............................   $ (0.02)
   Discontinued Operations (Note 2).................      0.02
                                                       --------
         Total......................................   $ (0.00)
                                                       ========

Diluted Earnings (Loss) Per Share From
   Continuing Operations............................   $ (0.02)
   Discontinued Operations (Note 2).................      0.02
                                                       --------
         Total......................................   $ (0.00)
                                                       ========

Basic Average Shares Outstanding....................     3,288
                                                       ========
Diluted Average Shares Outstanding..................     3,438
                                                       ========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Item 1.     Financial Statements
--------------------------------

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     For the Nine Months Ended September 30,
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         2002
                                                       --------
Operating Revenues (Note 5).........................   $ 3,388

Operating Expenses..................................     3,354
                                                       --------

Operating Income (Loss).............................        34
                                                       --------

Nonoperating Income (Expense)
   Other, net.......................................        28
   Interest income..................................        31
   Interest expense.................................       (51)
                                                       --------
Total nonoperating income (expense).................         8
                                                       --------

Income (Loss) Before Income Taxes...................        42
Income Tax Provision (Benefit)......................      (171)
                                                       --------
Income (Loss) from Continuing Operations............       213
                                                       --------

Income (Loss) from Discontinued Operations (Note 2).      (356)

Extraordinary Income (Loss) - Goodwill
Impairment (Note 4).................................    (6,697)
                                                       --------

Net Income (Loss)...................................   $(6,840)
                                                       ========

Basic Earnings (Loss) Per Share From
   Continuing Operations............................   $  0.07
   Discontinued Operations (Note 2).................     (0.11)
   Extraordinary Loss (Note 4)......................     (2.04)
                                                       --------
       Total........................................   $ (2.08)
                                                       ========

Diluted Earnings (Loss) Per Share From
   Continuing Operations............................   $  0.06
   Discontinued Operations (Note 2).................     (0.10)
   Extraordinary Loss (Note 4)......................     (1.95)
                                                       --------
       Total........................................   $ (1.99)
                                                       ========

Basic Average Shares Outstanding....................     3,288
                                                       ========

Diluted Average Shares Outstanding..................     3,434
                                                       ========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                      September 30,
                                                         2002
                                                      -------------
                     Assets                            (Unaudited)
                     ------
Current Assets:
   Cash and cash equivalents........................    $ 1,195

     Other current assets...........................         84
                                                        -------
     Total current assets...........................      1,279
                                                        -------
Operating Property, at Cost:
     ...............................................

   Other operating property.........................        104
                                                        -------

     Less accumulated depreciation..................        (72)
                                                        -------
         Net operating property.....................         32
                                                        -------
Intangibles, net of accumulated amortization
and Other Assets....................................         --
                                                        -------
                                                        $ 1,311
                                                        =======
                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current Liabilities:

   Accounts payable.................................         56
                                                        -------
     Other accrued expenses.........................        703
                                                        -------
     Total current liabilities......................        759
                                                        -------

Contingencies and Commitments (Note 3)..............         --

Shareholders' Equity
   Preferred stock with $0.01 par value, authorized
   1,000,000 shares, none outstanding...............         --
   Common stock with $0.01 par value, authorized
   13,000,000 shares, issued 7,633,852..............         76
Paid-in capital.....................................      6,262
   Retained earnings................................     29,280
   Treasury stock 4,345,561 shares, at cost.........    (35,067)
                                                        -------
     Total shareholders' equity.....................        551
                                                        -------
                                                        $ 1,311
                                                        =======

            The accompanying notes to condensed consolidated balance
                sheets are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30
                                 (In thousands)
                                   (Unaudited)

                                                    2002
                                                  -------
Cash Flows From Operating Activities
  Net Loss......................................  $(6,840)
  Adjustments to reconcile net loss to cash
   used in operating activities
   Depreciation and amortization................       47
   Debt cost amortization.......................       38
   Extraordinary Loss - Goodwill Impairment.....    6,697
   Provision for credit losses..................      595
   Net increase (decrease) from change in other
     working capital items affecting operating
     activities.................................
         Accounts Receivable....................  (15,260)
         Accounts Payable.......................     (231)
         Other..................................     (875)
   Loss from and on discontinued operations.....       --
                                                  -------
                                                  (15,829)
                                                  -------
Cash Flows From Investing Activities
  Purchase of operating property, net...........      (10)
  Sale of Finance Company.......................   13,282
  Other.........................................       --
                                                  -------
                                                   13,272

Cash Flows From Financing Activities
  Revolving bank loan borrowings
  (repayments), net.............................   10,381
  Cash overdrafts...............................    1,271
  Liquidating Dividend..........................   (9,243)
                                                  -------
                                                    2,409
Net Increase (Decrease) in Cash and Cash
Equivalents.....................................     (148)
Cash and Cash Equivalents at beginning of period    1,343
                                                  -------
Cash and Cash Equivalents at end of period......  $ 1,195
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

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
            Condensed Consolidated Statement Of Shareholders' Equity
                                 (In thousands)
                                   (Unaudited)


                                                                                     Total
                                                                                     Share
                                          Common    Paid-In   Retained   Treasury    holders'
                                            Stock   Capital   Earnings     Stock     Equity
                                          -----     ------    --------   --------    --------
Balance at December 31, 2001..........       76      6,262      45,363    (35,067)    16,634

Net Loss..............................       --         --      (6,840)        --     (6,840)

Liquidating Dividend..................       --         --      (9,243)        --     (9,243)
                                          -----     ------    --------   --------    --------

Balance at September 30, 2002.........    $  76     $6,262     $29,280   $(35,067)   $   551
                                          =====     ======    ========   ========    ========


           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Principles of Consolidation and Significant Accounting Policies

     The unaudited condensed consolidated financial statements include TransFinancial Holdings, Inc. ("TransFinancial") and all of its subsidiary companies (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments necessary to fairly present the results of operations have been made.

     Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. TransFinancial believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in TransFinancial's Annual Report for the fiscal year ended December 31, 2001 and the 10-Q Quarterly Report for the quarter ending June 30, 2002, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned reports.


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

     On September 16, 2000 and December 16, 2000, Crouse and Specialized, respectively, ceased operations; Crouse as a result of significant operating losses and cash flow deficiency and Specialized as a result of its insurance carrier revoking its coverage. These companies liquidated outside of bankruptcy, with the advice of independent advisory committees of creditors, and followed the general processes and procedures defined under the federal bankruptcy code. The Company has essentially completed the orderly liquidation of Crouse and Specialized*. The proceeds of asset liquidations have allowed full payment of secured claims and a partial distribution to priority creditors. Proceeds from asset liquidation were insufficient to satisfy in excess of $17 million of unsecured creditor claims*. All remaining assets are reserved for administrative costs associated with the closure of these companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty*.


3.  Contingencies and Commitments

     The Company is party to certain claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such claims and litigation will not materially affect the Company's results of operations, cash flows or financial position.*

     The Company and its directors were named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit sought declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleged that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit sought certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. This action was dismissed on November 1,

2002 by agreement of the parties, but with stipulation that the plaintiff could re-file the suit in the state or federal courts in Kansas, and that defendants would not oppose such filing or assert defenses based upon passage of time. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

     The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has filed a motion to dismiss a portion of this complaint, and intends to vigorously defend. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


4.  Goodwill Impairment

     In July 2001, FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has deemed that $6.7 million of goodwill recorded on the books related to UPAC is impaired based upon the purchase agreement with outside investors for UPAC. The goodwill impairment is shown on the Statement of Income and Statement of Cash Flow as an extraordinary loss.


5.  Sale of Financial Services Operations

     The sale of the financial services operations, as approved by the shareholders on January 22, 2002, was consummated on April 19, 2002, with an effective date April 1, 2002. This sale of the financial services operations represents the disposition of the last operating enterprise of the Company. In accordance with the plan of liquidation as approved by the shareholders, the Company filed a certificate of dissolution with the State of Delaware on April 29, 2002. The Company's stock was that day delisted from the American Stock Exchange and the transfer agent has closed its records to any further trades. Under the plan of liquidation, the Company will sell all of its remaining assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends". The Company accrued an estimate of all costs and expenses that are expected to be incurred to complete the plan of liquidation. Such expenses and accruals are reflected in the September 30, 2002 financial statement. In July 2002 the company made a liqiudating distribution in the amount of $2.70 per share to share holders of record on April 29, 2002 the date on which the transfer agent closed its records to any further trades.


Item 2.  Management's  Discussion  and  Analysis of Financial  Condition  and
-----------------------------------------------------------------------------
Results of Operations
---------------------

                              RESULTS OF 0PERATIONS

     The company discontinued its transportation operations in 2000. TransFinancial operated in financial services until April 1, 2002 the effective date of the sale of that business. With the sale of the Financial Services Business, the company no longer has any operating businesses.

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

     The sale of the financial services operations was consummated on April 19, 2002, with an effective date April 1, 2002. This sale of the financial services operations represents the disposition of the last operating enterprise of the Company. In accordance with the plan of liquidation as approved by the shareholders, the Company filed a certificate of dissolution with the State of Delaware on April 29, 2002. The Company's stock was that day delisted from the American Stock Exchange and the transfer agent has closed its records to any further trades. Under the plan of liquidation, the Company will sell all of its remaining assets, and after paying off its debts and setting aside required reserves, will distribute the remaining proceeds as one or more "liquidating dividends". The Company accrued an estimate of all costs and expenses that are expected to be incurred to complete the plan of liquidation. Such expenses and accruals are reflected in the September 30, 2002 financial statement, and reduced the amounts available for distribution under the plan of liquidation.

     On June 28, 2002, after setting aside the aforementioned reserves and accruals, the Company declared an initial liquidating dividend of $2.70 per share, payable immediately, to shareholders of record as of April 29, 2002, the date on which the companies Stock Transfer Books were closed. This initial Dividend distribution of $2.70 per share was substantially completed in early July, 2002. Future distributions, if any, will be dependent upon the resolution of ongoing litigation, claims and contingent liabilities.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -- The Company and its directors were named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit sought declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleged that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit sought certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. This action was dismissed on November 1, 2002 by agreement of the parties, but with stipulation that the plaintiff could re-file the suit in the state or federal courts in Kansas, and that defendants would not oppose such filing or assert defenses based upon passage of time. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*

     The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has filed a motion to dismiss a portion of this complaint, and intends to vigorously defend. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


Item 2.   Changes in Securities -- None
-------------------------------

Item 3.   Defaults Upon Senior Securities -- None
-----------------------------------------

Item 4.   Controls and Procedures
---------------------------------

     Based on an evaluation of disclosure controls and procedures for the period ended September 30, 2002 conducted by our Chief Executive Officer (principal executive officer and principal financial officer) with in 90 days of filing this Quarterly Report on form 10-Q, we conclude that our disclosure controls and procedures are effective.

     The Company has internal controls and procedures regarding financial reporting. Because the Company has only one employee, it has some concerns regarding its segregation of duties, but does not believe such deficiencies or weakness are significant or material. The Company has not made any changes in internal controls in response to the evaluation.


Item 5.   Submission of Matters to Vote of Security Holders - None
-----------------------------------------------------------

Item 6.   Other Information -- None
---------------------------

Item 7.   Exhibits and Reports on Form 8-K
-------------------------------------------

     (a)  Exhibits

          (99)* Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY ACT OF 2002

     (b)  Reports on Form 8-K -

          None


                                   (SIGNATURE)
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TransFinancial Holdings, Inc.
                                          --------------------------------------
                                                       Registrant


                                          By:     /s/ William D. Cox
                                              ----------------------------------
                                                  William D. Cox, President &
                                                  Chief Executive Officer
                                                  (Principal executive and
                                                  financial officer)


Date December 23, 2002
                                 302 CERTIFICATE
                                 ---------------


     I, William D. Cox, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TransFinancial Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: December 23, 2002
                                           /s/ William D. Cox
                                          --------------------------------------
                                          William D. Cox
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          December 23, 2002