Form 10-K
period 2002-12-31
TRANSFINANCIAL HOLDINGS INC
filed 2003-10-09
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


                                    FORM 10-K



                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2002

                        Commission File Number - 1-12070

                          TRANSFINANCIAL HOLDINGS, INC.
                          -----------------------------

                        State of Incorporation - Delaware
                  IRS Employer Identification No. - 46-0278762

               8245 Nieman Road, Suite 100, Lenexa, Kansas 66214
                        Telephone Number - (913) 859-0055

          Securities Registered Pursuant to Section 12(g) of the Act


                               Title of Each Class
                               -------------------
                   TransFinancial Holdings, Inc. Common Stock,
                           par value $0.01 per share,

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes      No X
                                       -----  --

The aggregate market value of the Common Stock held by non-affiliates of TransFinancial Holdings, Inc. as of June 30, 2002, was $8,549,557 based on the last sale price of the common stock on April 29, 2002, the last date that the common stock traded.

The number of outstanding shares of the registrant's common stock as of March 30, 2003 was 3,288,291 shares.

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

                                     PART I

Item 1. Business.

      TransFinancial Holdings, Inc. ("TransFinancial" or the "Company"), is headquartered in Lenexa, Kansas, and is a Delaware holding company formed in April 1976. At December 31, 2002, TransFinancial was no longer an operating company. On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation. On January 22, 2002, shareholders approved the plan of complete liquidation of the Company and the sale of the financial services operations. The Company closed on the sale of the financial services operations on April 19, 2002, with an effective date of April 1, 2002. This sale of the financial services operations represents the disposition of the last operating enterprise of the Company. Upon closing on the sale of the financial services operations, the Company filed a Certificate of Dissolution with the State of Delaware.* The Company, after setting aside required reserves, paid a liquidating dividend in the amount of $2.70 per share on July 5, 2002 and will liquidate the remaining assets and upon final disposition of all remaining issues make a final distribution and close the estate.

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

      Costs of closing the discontinued operations were $184,000 in 2002 as compared to $2.9 million for 2001.

      Prior to the cessation of operations, TFH L&T and its subsidiaries employed over 1,400 persons, of whom more than 1,100 were drivers, mechanics, dockworkers or terminal office clerks. The remaining employees were engaged in managerial, sales and administrative functions. Approximately 75% of such employees, including primarily drivers, dockworkers and mechanics, were represented by the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of

America ("Teamsters Union") or other local unions. TFH L&T, through its subsidiaries Crouse and Specialized, and the Teamsters Union were parties to the National Master Freight Agreement ("NMFA"), which expired on March 31, 2003. TFH L&T achieved ratification in 1998 of new five-year pacts with the International Brotherhood of Teamsters or other local unions covering substantially all of its union employees. In 1999, after a one-day work stoppage at one of its principal terminals, the remaining locals agreed to contracts with terms comparable to the national contract. The new contracts generally provided for all of the terms of the NMFA with a separate addendum for wages. Under these new contracts, TFH L&T would have continued to maintain past work rules, practices and flexibility within its operating structure.

      TFH L&T, as employer signatory to the NMFA, contributed to certain pension plans established for the benefit of employees belonging to the Teamsters Union. Amendments to the Employee Retirement Income Security Act of 1974 ("ERISA") pursuant to the MPPA Act substantially expanded the potential liabilities of employers who participate in such plans. Under ERISA as amended by the MPPA Act, an employer who contributes to a multiemployer pension plan and the members of such employer's controlled group may be jointly and severally liable for their proportionate share of the plan's unfunded liabilities in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of plan termination or withdrawal by TFH L&T from the multiemployer plans). Claims in excess of $9.75 million were filed against the Company under the MPPA Act. These claims against TFH L&T, and all other control group entities, were settled with the claimants and have been paid.



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

      All the stock of AFS was included in the sale of the financial services operations.

                               FINANCIAL SERVICES

      The Company operated in financial services until April 1, 2002 when the business was sold, primarily through its subsidiary, Universal Premium Acceptance Corporation ("UPAC"), which was acquired on March 29, 1996 and merged operations with Agency Premium Resource, Inc. ("APR"), which was acquired May 31, 1995. On May 29, 1998, UPAC acquired Oxford Premium Finance, Inc. ("Oxford") and merged Oxford's operations with UPAC's.

      UPAC, headquartered in Lenexa, Kansas, was engaged in the business of financing the payment of insurance premiums. UPAC offered financing of insurance premiums primarily to commercial purchasers of property and casualty insurance who wish to pay their insurance premiums on an installment basis. Whereas some insurance carriers require advance payment of a full year's premium, UPAC allowed the insured to spread the payment of the insurance premium over time.

Item 2. Properties.

      TransFinancial's, TFH L&T's, and UPAC's corporate offices were located in approximately 10,000 square feet of a 24,000 square foot office building owned by the Company at 8245 Nieman Road, Lenexa, Kansas 66214. This office building was included in the sale of the financial services operations. As part of that sale TFH retains the use of approximately 300 square feet of office space.

Item 3.    Legal Proceedings.

      The Company and its directors were named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit sought declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleged that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit sought certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss a second amended complaint was filed. The lawsuit was dismissed on or about November 1, 2002 with stipulation that it could be re-filed in the United States District Court, District of Kansas, in Kansas City, Kansas.* The lawsuit was re-filed in 2003 (see note 10 subsequent events)

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company has been dismissed as a defendant in this lawsuit. Directors who remain defendants in this case are entitled to indemnity from the Company The Company believes this suit will not have a material adverse effect on the financial condition or liquidity of the Company.*


Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the shareholders for vote during the fourth quarter of 2002.


--------------------------------------------------------------------------------

                                     PART II

 Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

(a)   Market Information.

      On April 29, 2002 the company filed a certificate of dissolution with the State of Delaware. With the filing of the certificate of dissolution on April 29,2002, Transfinancial's Common Stock was de-listed from the American Stock Exchange , the company's stock transfer books were closed and trading on the American Stock Exchange was halted.

 (b)  Holders.
                                                     Number of
                                                 Holders of Record
      Title of Class                             at April 29, 2002
      --------------                              -----------------

      Common Stock, par value $0.01 per share           1,144

(c)   Dividends.

      No cash dividends were paid during 2001 on TransFinancial's Common Stock. On July 5, 2002 the company paid a liquidating dividend in the amount of $2.70 per share to share holders of record as of April 29, 2002 the date on which the stock transfer book were closed


Item 6.    Selected Financial Data.
                                                        2002           2001            2000            1999          1998
                                                        ----           ----            ----            ----          ----
                                                                           (In Thousands, Except Per Share Data)
Operating Revenue...........................       $     4,186    $    15,663      $    12,721    $   12,339    $   10,376
                                                   ============   ============     ============   ===========   ===========
Income (Loss) from Continuing
      Operations............................       $        60    $     1,651      $      (669)   $     (417)   $   (2,307)
                                                   ============   ============     ============   ===========   ===========
Income (Loss) from Discontinued
      Operations (1)........................       $      (203)   $    (2,894)     $   (22,000)   $   (7,667)   $      280
                                                   ============   ============     ============   ===========   ===========
Extraordinary Gain on Sale..................       $     1,141    $        --      $        --    $       --    $       --
                                                   ============   ============     ============   ===========   ===========
Goodwill Impairment.........................       $    (7,838)   $        --      $        --    $       --    $       --
                                                   ============   ============     ============   ===========   ===========
Net Income (Loss)...........................       $    (6,840)   $    (1,243)     $   (22,669)   $   (8,084)   $   (2,027)
                                                   ============   ============     ============   ===========   ===========
Basic Earnings (Loss) per Share -
      Continuing Operations.................       $      0.02    $      0.50      $     (0.20)   $    (0.12)   $    (0.43)
      Discontinued Operations...............             (0.06)         (0.88)           (6.71)         0.04         (2.25)
      Extraordinary Gain                                  0.35             --               --            --            --
      Goodwill Impairment...................             (2.39)            --               --            --            --
                                                   ------------   ------------     ------------   -----------   -----------
      Total.................................       $     (2.08)   $     (0.38)     $     (6.91)   $    (2.37)   $    (0.39)
                                                   ============   ============     ============   ===========   ===========

Diluted Earnings (Loss) per Share -
      Continuing Operations.................       $      0.02           0.50      $     (0.20)   $    (0.12)   $    (0.43)
      Discontinued Operations...............             (0.06)         (0.88)           (6.71)        (2.25)         0.04
      Extraordinary Gain....................              0.35             --               --            --            --
      Goodwill Impairment...................             (2.39)            --               --            --            --
                                                   ------------   ------------     ------------   -----------   -----------
      Total.................................       $     (2.08)   $     (0.38)     $     (6.91)   $    (2.37)        (0.39)
                                                   ============   ============     ============   ===========   ===========

Total Assets (2)............................       $     1,218    $   113,324      $    92,837    $   47,153    $   53,756
                                                   ============   ============     ============   ===========   ===========

Current Maturities
       of Long-Term Debt....................       $        --    $        --      $        --    $       --    $       --
                                                   ============   ============     ============   ===========   ===========
Long-Term Debt..............................       $        --    $        --      $        --    $       --    $       --
                                                   ============   ============     ============   ===========   ===========

Cash Dividends per Common Share.............       $      2.70    $        --      $        --    $       --    $       --
                                                   ============   ============     ============   ===========   ===========

(1) See Note 2 to the Notes to Consolidated Financial Statements.

(2) See Note 4 to the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

      TransFinancial operated in the insurance premium finance industry until April 1, 2002 . The company discontinued its transportation operations during 2000.

Financial Services

      The sale of the financial services operations, as approved by the shareholders on January 22, 2002, was consummated on April 19, 2002 , with an effective date of April 1, 2002.

      For the first three month of 2002, UPAC reported operating income of $1.1 million on net financial service revenue of $3.3 million, as compared to operating income of $2.3 million on net revenue of $11.3 million for twelve months in 2001.

      UPAC reported net income of $963,469 for the first three months of 2002, not considering the valuation allowance provided against consolidated deferred tax assets, as compared to a net income of $1,292,000 for twelve months in 2001.

Other

      In 2002, Presis, an inactive industrial technology division of TransFinancial, incurred operating expenses of $28,000 as compared to operating expenses of $31,000 in 2001 and $38,000 in 2000. Presis engaged in no development activity in 2002.


      TransFinancial's effective income tax provision (benefit) rates for 2002, 2001 and 2000 were (2%), 2%, and 0%. In 2002 and 2001, the Company's income tax provision (benefit) was ($171,000) and $20,000 on a pre-tax loss of $6.8 million and $1.1 million, respectively.



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

General Factors


      The cautionary statements made pursuant to Section 21E of the Securities Exchange Act of 1934, as amended, are made as of the date of this Report and are subject to change. The cautionary statements set forth in this Report are not intended to cover all of the factors that may affect the Company in the future. Forward-looking information disseminated publicly by the Company following the date of this Report may be subject to additional factors hereafter published by the Company.


                               FINANCIAL CONDITION

      As of December 31, 2002, the Company's net working capital was $1.1 million, of which $550,000 was reserved on the books for estimated wind down and dissolution cost.

      Investing Activities - In 2002, all excess cash was invested in United States Securities.

      The Company and its directors were named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit sought declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored the management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit sought certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. A motion to dismiss a second amended complaint was filed. The lawsuit was dismissed on or about November 1, 2002 with stipulation that it could be re-filed in the United States District Court, District of Kansas, Kansas City, Kansas. The lawsuit was re-filed in 2003 (see note 10 subsequent events)

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company was dismissed as a defendant in this lawsuit. Directors who remain defendants in this case are entitled to indemnity from the Company. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.*


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     On April 29, 2002 the company filed a certificate of dissolution with the State of Delaware, the stock transfer books were closed , the stock delisted and trading halted on the American Stock Exchange.

                        This page is intentionally blank.

Item 8.    Financial Statements and Supplementary Data



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of TransFinancial Holdings, Inc.:

      We have audited the accompanying consolidated balance sheet of TransFinancial Holdings, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransFinancial Holdings, Inc. as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


                                          WEAVER & MARTIN, LLC

Kansas City, Missouri
September 15, 2002

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31
                                                ---------------------
                                                   2002        2001
                                                --------     --------
                                                    (In Thousands)
                    ASSETS
Current Assets
   Cash and cash equivalents...................  $  1,087     $  1,343
   Finance accounts receivable, ...............        --      102,028
   Other current assets........................       123          344
                                                 --------     --------
      Total current assets.....................     1,210      103,715
                                                 --------     --------
Operating Property, at Cost
   Land........................................        --          192
   Structures and improvements.................        --        1,018
Other operating property.......................       104        1,030
                                                 --------     --------
                                                      104        2,240
   Less accumulated depreciation...............        96       (1,085)
                                                 --------     --------
Net operating property.........................         8        1,155
                                                 --------     --------
Intangibles, net of accumulated amortization           --        8,355
   (Note 1)
Other Assets...................................        --           99
                                                 --------     --------
                                                 $  1,218     $113,324
                                                 ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Cash overdrafts.............................  $     --     $  1,776
   Accounts payable............................        76        5,204
   Revolving loan and other notes (Note 4).....        --       87,616
   Accrued payroll and fringes.................        --        1,002
   Other accrued expenses......................       591        1,092
                                                 --------     --------
        Total current liabilities..............       667       96,690
                                                 --------     --------
Contingencies and Commitments (Note 7).........        --           --
Shareholders' Equity (Notes 5 and 8)
   Preferred stock $0.01 par value,
      authorized 1,000,000 shares,
      none outstanding.........................        --           --
   Common stock $0.01 par value, authorized
      13,000,000 shares, issued 7,633,852
      and 7,623,852 shares.....................        76           76
   Paid-in capital.............................     6,262        6,254
   Retained earnings...........................    29,280       45,371
   Treasury stock, 4,345,561 shares, at cost...   (35,067)     (35,067)
                                                 --------     --------
      Total shareholders' equity...............       551       16,634
                                                 --------     --------
                                                 $  1,218     $113,324
                                                 ========     ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Year Ended December 31
                                                        ------------------------------------
                                                         2002          2001           2000
                                                        ------        -------        -------
                                                      (In Thousands, Except Per Share Amounts)

Interest and Servicing Revenue...................       $  4,147       $12,357        $  9,742
Fee Revenue......................................             --         3,171           2,801
Other............................................             39           135             178
                                                        --------       -------        --------
      Total operating revenue....................          4,186        15,663          12,721
                                                        --------       -------        --------

Operating Expenses
   Salaries, wages and employee benefits.........            984         3,863           3,042
   Interest and securitization costs (Note 4)....            797         4,349           5,439
   Operating supplies and expenses...............          1,640         2,487           3,136
   Provision for credit losses...................            595         2,400           1,366
Insurance and claims.............................            219           117             178
Depreciation and amortization....................             72           770             816
                                                        --------       -------        --------
Total operating expenses.........................          4,307        13,986          13,977
                                                        --------       -------        --------

Operating Income (Loss)..........................           (121)        1,677          (1,256)
                                                        --------       -------        --------

Nonoperating Income (Expense)
   Interest income...............................             33           158               8
   Interest expense..............................            (51)          (55)           (123)
Other, net.......................................             28          (109)            651
                                                        --------       -------        --------
Total nonoperating income (expense)..............             10            (6)            536
                                                        --------       -------        --------

Income (Loss) Before Income Taxes................           (111)        1,671            (720)
Income Tax Provision (Benefit) (Note 6)..........           (171)           20             (51)
                                                        --------       -------        --------
Income (Loss) from Continuing Operations                      60         1,651            (669)
                                                        --------       -------        --------

Discontinued Operations (Note 2).................             --            --         (12,900)
Income Tax Provision (Benefit) (Note 4)..........             --            --
                                                        --------       -------        --------
Income (Loss)from Discontinued Operations
        (Note 2) ................................             --            --         (12,900)
Extraodinary Gain on Sale (Note 1)...............          1,141            --              --
Goodwill Impairment (Note 1).....................         (7,838)           --              --
Loss on Closure of Discontinued Operations.......           (203)       (2,894)         (9,100)
                                                        --------       -------        --------
Net Income (Loss)................................       $ (6,840)      $(1,243)       $(22,669)
                                                        ========       =======        ========

Basic and Diluted Earnings (Loss) Per Share of
Continuing Operations............................       $   0.02       $  0.50        $  (0.20)
                                                        ========       =======        ========
Basic and Diluted Earnings (Loss) Per Share of
Discontinued Operations..........................       $  (0.06)      $ (0.88)       $  (6.71)
                                                        ========       =======        ========
Basic and Diluted Earnings (Loss) Per Share from
   Extraordinary Gain............................       $   0.35       $    --        $     --
                                                        ========       =======        ========
Basic and Diluted Earnings (Loss) Per Share from
   Goodwill Impairment...........................       $  (2.39)      $    --        $     --
                                                        ========       =======        ========
Basic and Diluted Earnings (Loss) Per Share......       $  (2.08)      $ (0.38)       $  (6.91)
                                                        ========       =======        ========

Basic Average Shares Outstanding.................          3,288         3,278           3,278
                                                        ========       =======        ========
Diluted Average Share Outstanding................          3,288         3,288           3,278
                                                        ========       =======        ========

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31
                                                        ------------------------------------
                                                         2002          2001           2000
                                                        ------        -------        -------
                                                      (In Thousands, Except Per Share Amounts)
Cash Flows From Operating Activities-
   Net Loss......................................       $  (6,840)     $  (1,243)    $ (22,669)
   Adjustments to reconcile net loss to
   net cash generated by operating activities-
      Depreciation and amortization..............              72            770           816
      Debt cost amortization.....................              38            166           365
      Extraordinary Gain on Sale.................          (1,141)             0             0
      Goodwill Impairment........................           7,838              0             0
      Provision for credit losses................             595          2,400         1,366
      Deferred tax provision.....................              --             --            --
      Other   ...................................             (10)           133            --
      Net increase (decrease) from change in
      working capital items affecting operating
      activities-
        Accounts Receivable......................         (15,260)       (23,483)       (3,132)
        Accounts Payable.........................            (211)         2,893          (168)
        Other....................................          (1,016)          (763)       (1,148)
        Loss from and on discontinued
           operations............................              --          2,894        22,000
                                                        ----------     ----------    ----------

                                                          (15,935)       (14,707)       (2,570)
                                                        ----------     ----------    ----------

Cash Flows From Investing Activities-
      Cash from (to)discontinued operations.......             --         (6,394)         (613)
      Purchase of operating property..............            (10)           (79)          (93)
      Sale of UPAC................................         13,281             --            --
      Net sales/repurchase of accounts
        receivables, net..........................             --             --       (63,875)
      Other.......................................             (1)           284           (37)
                                                        ----------     ----------    ----------
                                                           13,270         (6,189)      (64,618)
                                                        ----------     ----------    ----------
Cash Flows From Financing Activities-
      Line of credit borrowings, net..............         10,381         21,366        66,250
      Cash overdrafts.............................          1,271            615           112
      Liquidating dividend........................         (9,243)            --            --
      Other.......................................             --             --             8
                                                       -----------    -----------    ----------
                                                            2,409         21,981        66,370
                                                       -----------    -----------    ----------

Net Increase (Decrease) in Cash and
      Cash Equivalents............................           (256)         1,085          (818)
Cash and Cash Equivalents:
      Beginning of period.........................          1,343            258         1,076
                                                       -----------    -----------    ----------
      End of period...............................     $    1,087     $    1,343     $     258
                                                       ===========    ===========    ==========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                          Total
                                                                                                          Share-
                                          Common          Paid-In       Retained         Treasury        holders'
                                           Stock          Capital       Earnings           Stock          Equity
                                          ------          -------       --------         --------        --------
                                                                     (In Thousands)


Balance at December 31, 1999...........       76            6,104         69,283         (35,067)         40,396
                                        --------        ---------     -----------     -----------      ----------

Net loss...............................       --               --        (22,669)             --         (22,669)
Issuance of shares under Deferred
    Compensation Arrangements..........       --              143             --              --             143
Issuance of shares under
    Incentive Stock Plan...............       --                7             --              --               7


Balance at December 31, 2000...........       76            6,254         46,614         (35,067)         17,877
                                        --------        ---------     -----------    ------------      ----------

Net loss ..............................       --               --         (1,243)             --          (1,243)
                                        --------        ---------     -----------    ------------      ----------


Balance at December 31, 2001...........       76            6,254         45,371         (35,067)         16,634
                                        --------        ---------     -----------    ------------      ----------
Net Loss ..............................       --               --         (6,840)             --          (6,840)
Liquidating Dividend paid under the
    Shareholder approved Plan of
    Complete Liquidation...............       --               --         (9,243)             --          (9,243)
                                        --------        ---------     -----------    ------------      ----------
Balance at December 31, 2002........... $     76        $   6,262     $   29,280     $   (35,067)      $     551
                                        ========        =========     ===========    ============      ==========





           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. Summary of Significant Accounting Policies

      Principles of Consolidation - The consolidated financial statements include TransFinancial Holdings, Inc. and its subsidiary companies ("the Company" or "TransFinancial"). TransFinancial's subsidiaries include TFH Logistics & Transportation Services, Inc. ("TFH L&T") and its subsidiaries, Crouse Cartage Company ("Crouse") and Specialized Transport, Inc. ("Specialized")(see Note 2 for Discontinued Operations), Universal Premium Acceptance Corporation and its affiliate, UPAC of California, Inc. (together "UPAC"), and Presis, L.L.C. ("Presis"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      Going Concern - On September 14, 2001, the Board of Directors unanimously approved a plan of liquidation for the Company. Under the plan of liquidation, the Company will sell all of its assets, and after paying off its debts and setting aside required reserves will distribute the remaining proceeds as one or more liquidating dividends. On January 22, 2002, shareholders approved the Plan of Complete Liquidation of the Company and the sale of UPAC. The Company closed the sale of UPAC on April 19, 2002 with an effective date of April 1, 2002. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on April 29, 2002 and the Company's Common Stock ceased trading on such date. The liquidation of all remaining Company assets is substantially complete. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Accounting for the Impairment of Long-Lived Assets - The Company periodically reviews its long-lived assets and associated intangible assets and has determined that the carrying amount of these assets may not be recoverable. Therefore, in conjunction with the sale of UPAC and the dissolution and liquidation of the company the entire amount has been written off.

      In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142, effective January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has deemed that $7.8 million of goodwill recorded on its books related to UPAC is impaired based upon the purchase agreement with outside investors for UPAC. The goodwill impairment is shown on the Statement of Income and Statement of Cash Flows as a non-operating loss.

  Pro-Forma Financial Disclosure - Goodwill and Intangible Asset Adoption of
                                  Statement 142

                                               For the Year Ended December 31,

                                             2002         2001          2000
                                             ----         ----          ----

      Income from Continuing Operations   $     60    $   1,651    $     (669)
      Add back: Goodwill Amortization           --          548           548
                                          --------    ---------    ----------
      Adjusted Income (Loss) from
            Continuing Operations               60        2,199          (121)

      Loss from Discontinued Operation        (203)      (2,894)      (22,000)

      Extraordinary Gain on Sale             1,141           --            --

      Goodwill Impairment                   (7,838)          --            --
                                          --------    ---------    ----------

      Adjusted Net Income (Loss)          $ (6,840)   $    (695)   $  (22,121)
                                          ========    =========    ==========

      Basic and Fully Diluted Earnings (Loss) Per Share:

           Continuing Operations          $  0.02     $   0.50     $   (0.20)
           Goodwill Amortization               --         0.17          0.16
           Discontinued Operations          (0.06)       (0.88)        (6.71)
           Extraordinary Gain                0.35           --            --
           Goodwill Impairment              (2.39)          --            --
                                          --------    ---------    ----------

      Adjusted Net Income (Loss)          $ (2.08)    $  (0.21)    $   (6.75)
                                          ========    =========    ==========


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



      Segment Information - The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this statement did not require significant changes in the way the Company's segments were disclosed. TransFinancial operated in the financial services industry thru March 31, 2002. The Company discontinued its transportation operations during 2000. TransFinancial operated as an insurance premium finance company through UPAC through March 31, 2002. The Company provides short-term secured financing for commercial and personal insurance premiums through insurance agencies throughout the United States. Approximately 50% of the insurance premiums financed by UPAC are placed through insurance agencies in California, Illinois, Florida, Texas, Missouri and Minnesota. Information regarding the Company's industry segments for the years ended December 31, 2002, 2001, and 2000 is as follows (in thousands):



                                                         Operating   Depreciation
                                           Operating      Income          and            Capital       Total
                                           Revenues       (Loss)     Amortization       Additions      Assets
                                        -------------  ---------  ----------------    -------------   ---------

Financial Services                2002        4,147        1,123               23              7             --
                                  2001       15,637        2,319              669             77        111,500
                                  2000       12,686          (90)             708             31         91,023


Corporate and Other               2002           39       (1,158)              49             --          1,155
                                  2001           26         (642)             101              2          1,824
                                  2000           35       (1,166)             108             62          1,814

Total from Continuing Operations  2002        4,147          (35)              72              7
1155
                                  2001       15,663        1,677              770             79        113,324
                                  2000       12,721       (1,256)             816             93         92,837


Transportation (Discontinued
     Operations)                  2002           --         (104)              --             --             63
                                  2001           --       (2,894)               0              0             47
                                  2000      111,445      (22,000)           3,105          3,434          8,268


Consolidated Continuing
     Operations                   2002        4,186         (111)              72              7          1,218
and Discontinued Operations       2001       15,663       (1,217)             770             79        113,371
                                  2000      124,166      (23,256)           3,921          3,527        101,105


         Depreciation - Depreciation is computed using the straight-line method and the following useful lives:

    Structures and Improvements...............................    19 - 39 years
    Other Operating Property..................................     2 - 10 years


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

      Intangible Assets and Accumulated Amortization - Intangible assets, consisting primarily of goodwill and intangibles recorded in connection with the acquisition of insurance premium finance companies were totally written off in conjunction with the sale of the premium finance operations.

2.    Discontinued Operations

      On September 16, 2000, the Company ceased operations of Crouse, its less-than-truckload motor carrier subsidiary, as a result of its continuing operating losses. The Company continued to operate Specialized Transport, Inc. ("Specialized"), its truckload motor carrier subsidiary until December 16, 2000. Prior to Crouse's closure, approximately 33% of Specialized's revenues were received from Crouse for providing linehaul transportation between terminals. Specialized was in the process of securing additional freight to replace revenues previously received from Crouse when its insurance coverages were revoked and it was forced to close its operation.

      The Company has substantially completed the liquidation of the Crouse and Specialized assets for distribution to its secured and unsecured creditors. An independent "Advisory Committee" of creditors was formed for each of Crouse and Specialized to provide advice and oversight to management during this liquidation process. Crouse has closed on the bulk sale of all of its tractors, trailers, other equipment and real property. The collection of accounts receivable and liquidation of the assets of Crouse and Specialized is substantially complete. The proceeds of asset liquidations have allowed the full payment of the secured claims and a partial distribution to priority creditors of Crouse and, in the case of Specialized, full payment of priority creditors. Proceeds from asset liquidation were insufficient to satisfy in excess of $17 million of the general unsecured creditors' claims.* All remaining assets (which approximate $50,000) are reserved for the administrative costs associated with the closure of these companies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.*


3.    Employee Benefit Plans

UPAC Plans

      Effective June 1, 1995, the Company established a 401(k) Savings Plan and a Money Purchase Pension Plan, both of which are defined contribution plans. Employees of UPAC and TransFinancial are eligible to participate in the plans after they attain age 21 and complete one year of employment.

      Participants in the 401(k) Savings Plan may defer up to 13% of annual compensation. The Company matches 50% of the first 10% deferred by each employee. Company contributions vest after five years. Company matching contributions in 2001 and 2000 were $49,000 and $52,000. Effective January 1, 2002, the Company contributions vest after three years to comply with new Federal regulations.

      Under the Money Purchase Pension Plan, the Company contributes 7% of each eligible employee's annual compensation plus 5.7% of any compensation in excess of the Social Security wage base. Company contributions in 2001 and 2000 were $111,000 and $128,000.

Transfinancial's participation in the UPAC plans was terminated with the sale of the financial services business. Transfinancial did not provide any employee benefits in 2002.

Non-Union Pension Plan

      TFH L&T had a defined contribution pension plan ("the Non-Union Plan") providing for a mandatory Company contribution of 5% of annual earned compensation of the non-union employees. Additional discretionary contributions may be made depending upon the profitability of TFH L&T. Any discretionary funds contributed to the Non-Union Plan were invested 100% in TransFinancial Common Stock. This plan has been terminated.

401(k) Plan

      Effective January 1, 1990, TFH L&T established a salary deferral program under Section 401(k) of the Internal Revenue Code. To date, participant contributions to the 401(k) plan have not been matched with Company contributions. All employees of TFH L&T are eligible to participate in the 401(k) plan after they attain age 21 and complete one year of qualifying employment. This plan has been terminated

Stock Option Plans

      A Long-Term Incentive Plan adopted in 1998 ("1998 Plan") provides that options for shares of TransFinancial Common Stock be granted to directors, and that options and other shares may be granted to officers and other employees. All such option grants are at or above fair market value at the date of grant. Options granted generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant. Initially, 600,000 shares were reserved for issuance pursuant to the 1998 Plan. As of December 31, 2002, 272,900 shares were available for grant pursuant to the 1998 Plan.

      An Incentive Stock Plan was adopted in 1992 ("1992 Plan"), which provides that options for shares of TransFinancial Common Stock shall be granted to directors, and may be granted to officers and key employees at fair market value of the stock at the time such options are granted. Initially, 500,000 shares of TransFinancial common stock were reserved for issuance pursuant to the 1992 Plan. As of December 31, 2002, options for 126,480 shares were available for grant pursuant to the 1992 Plan. These options generally become exercisable ratably over two to five years and remain exercisable for ten years from the date of grant.

    As prescribed for in the approved plan of liquidation, a liquidating dividend in the amount of $364,951 was paid to the holders of 306,650 in-the-money stock options.

4.    Financing Agreements

Securitization of Receivables/Loan Agreements

      In December 1996, UPAC and TransFinancial entered into a securitization agreement whereby undivided interests in a designated pool of finance accounts receivable can be sold on an ongoing basis. Effective May 26, 2000, the securitization agreement was assigned to and assumed by a new financial institution. UPAC and APR Funding amended the securitization agreement with the new financial institution increasing the maximum allowable amount of receivables to be sold under the new agreement to $80 million, extending the term of the agreement by five years with annual liquidity renewals and amending certain covenants. On August 31, 2000, UPAC and APR Funding Corporation executed a Loan and Security Agreement with the same financial institution under essentially the same terms as the securitization agreement. UPAC and APR Funding borrowed under a revolving loan arrangement with maturities from 1 to 270 days. The loan bears interest at commercial paper rates plus program fees. On August 17, 2001, UPAC amended the Loan and Security Agreement to increase the facility to $100 million under essentially the same terms as the prior agreement.

      Among other things, the terms of the agreement required UPAC to maintain a minimum tangible net worth of $10.0 million plus 25% of cumulative net income, contain restrictions on the payment of dividends by UPAC to TransFinancial without prior consent of the financial institution and required the Company to report any material adverse changes in its financial condition. The terms of the loan agreement required UPAC to maintain a reserve at specified levels that serves as collateral.

Transfinancial's obligation on this securitization agreement terminated with the sale of UPAC effective April 1, 2002.

5.    Common Stock and Earnings Per Share

Earnings Per Share

      Because of the Company's simple capital structure, income (loss) available to common shareholders is the same for the basic and diluted earnings per share computations. Such amounts were $(6,840,000), $(1,243,000) and $(22,669,000) for
2002, 2001 and, 2000. Following is a reconciliation of basic weighted average common shares outstanding, weighted average common shares outstanding adjusted for the dilutive effects of outstanding stock options, and basic and diluted earnings per share for each of the periods presented (in thousands, except per share amounts).


                                        2002                 2001               2000
                                    -----------------  -----------------    --------------
                                            Per Share          Per Share            Per Share
                                    Shares  Amounts    Shares  Amounts      Shares  Amounts

Basic earnings (loss)
  per share.............            3,288   $(2.08)    3,278   $(0.38)       3,278  $ (6.91)
                                            ======             ======               =======
Plus incremental shares
  from assumed conversion of
  stock options and stock grants        0                 10                     0
                                    -----              -----                 -----
Diluted earnings (loss)
  per share.............            3,288   $(2.00)    3,288   $(0.38)       3,278  $ (6.91)
                                    =====   ======     =====   ======        =====  =======





6.    Income Taxes

      Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):
                                             2002      2001
                                             ----      ----
Deferred Tax Assets:
   Employee benefits..............         $    --   $   200
   Claims accruals and other......             220       927
   Allowance for credit losses....              --       710
   Net operating loss carryforwards          9,128    10,476
   Alternative minimum tax and other
      credits.....................             754       754
                                            ------   -------
Total gross deferred tax assets...          10,112    13,067
Less valuation allowance..........         (10,136)  (12,734)
                                            ------   -------
Net deferred tax assets...........             (24)      333
                                            ------   -------

Deferred Tax Liabilities:
   Operating property, principally
      due to differences in depreciation
   Amortization of intangibles....              24        61
--      (394)
                                            ------   -------
Total gross deferred tax liabilities            24      (333)
                                            ------   -------

Net deferred tax..................          $    -    $    -
                                            ======   =======



      In 2002 and 2001, the Company assessed the likelihood that all or a portion of its deferred tax assets would not be realized. Such assessment included consideration of positive and negative factors, including the Company's current financial position and results of operations, projected future taxable income and available tax planning strategies. As a result of such assessment, it was determined that it was more likely than not that the net deferred tax assets will not be realized. Therefore, the Company recorded a valuation allowance of $(2,598,000) and $403,000 in its deferred income tax provision in 2002 and 2001, respectively.

      At December 31, 2002, the Company had approximately $22.8 million of net operating loss carryforwards that were available for Federal income tax purposes and expire in 2018 through 2022. At December 31, 2002, the Company had $754,000 of alternative minimum tax and other credit carryforwards available, which do not expire. As noted above, the carryforwards of net operating losses and alternative minimum tax credits may not be realized. The Internal Revenue Service

("IRS") has examined the Company's 1994 through 1996 tax returns. In April 1998, the Company and the IRS settled all issues for tax years 1994 through 1996 within the tax reserves that the Company made provision for in 1997. The UPAC Group was allocated $5.5 million of NOL on the sale of stock to outside investors.

      The following is a reconciliation of the Federal statutory income tax rate to the effective income tax provision (benefit) rate:

                                              2002      2001     2000
                                             ------   -------   ------
      Federal statutory income tax rate      (35.0)%  (35.0)%   (35.0)%
      State income tax rate, net........      (4.5)    (4.5)     (4.6)
      Amortization of non-deductible
        acquisition intangibles.........      14.4      8.3       0.4
      Non-deductible meals and
        entertainment...................        --      0.5        --
      Change in valuation allowance.....      22.9     29.8      40.3
      Other  ...........................        --      2.8      (1.3)
                                             ------   -------   ------
      Effective income tax rate.........      (2.2)%    1.9%     (0.2)%
                                             ======   =======   ======


      The components of the income tax provision (benefit) consisted of the following (in thousands):

                                          2002     2001     2000
                                        -------  -------  -------
Current:
   Federal..........................    $  (153) $    --  $   (61)
   State............................        (18)      20       10
                                        -------  -------  -------
      Total.........................       (171)      20      (51)
                                        -------  -------  -------

Deferred:
   Federal..........................      2,078     (272)  (7,308)
   State............................        520      (91)  (1,827)
Change in valuation allowance.......     (2,598)     363    9,135
                                        -------  -------  -------
      Total.........................          -        -       --
                                        -------  -------  -------

Total income tax provision (benefit)    $  (171) $    20  $   (51)
                                        =======  =======  =======

7. Contingencies and Commitments


      The Company and its directors were named as defendants in a lawsuit filed on January 12, 2000 in the Chancery Court in New Castle County, Delaware. The suit sought declaratory, injunctive and other relief relating to a proposed management buyout of the Company. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit sought certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The plaintiff filed an amended class action complaint on August 9, 2000, seeking damages in excess of $4.50 per share for the alleged breaches of fiduciary duties. This lawsuit was dismissed on or about November 1, 2002 with the stipulation that it could be re-filed in Kansas. (See
Note 10)

      The Company and its directors have been named as defendants in a lawsuit filed on December 7, 2001 in the United States District Court, District of Kansas, in Kansas City, Kansas. The suit seeks certification as a class action complaint. The suit alleges that the transfer of the assets of Crouse Cartage Company (a subsidiary of TransFinancial Holdings, Inc.) violated Section 271 of the Delaware Code insofar as the transfer constituted a sale of substantially all the assets of the Company without shareholder approval and alleges that the Company only obtained approximately one-half the fair market value of the assets for no valid business reason, when 90% could have been achieved. The Company was dismissed as a defendant in this lawsuit. Directors who remain defendants in this case are entitled to indemnity from the Company.

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

9.    Related Party Transactions

  The Company has engaged Timothy P. O'Neil, the former president of TFH, as independent contractor to assist in the wind down of the transportation operations and such other duties as the board of TFH may assign. Mr. O'Neil earned $139,300 in compensation from TFH as an independent contractor in 2002.

10.   Subsequent Events

   On February 28, 2003 the lawsuit originally filed on January 12, 2000 and amended on August 9, 2000 in the Chancery Court in New Castle County, Delaware and dismissed on November 1, 2002 was re-filed in the United State District Court, District of Kansas in Kansas City, Kansas. The suit seeks relief relating to a proposed management buyout of the Company and the sale of the Crouse assets. The suit alleges that the directors of the Company failed to seek bidders for the Company's subsidiary, Crouse, failed to seek bidders for its subsidiary, UPAC, failed to actively solicit offers for the Company, imposed arbitrary time constraints on those making offers and favored a management buyout group's proposal and failed to obtain approval of the Company's shareholders for the sale of certain Crouse assets. The suit seeks certification as a class action complaint. The proposed management buyout was terminated on February 18, 2000. The Company has filed a motion to dismiss a portion of this lawsuit and intends of vigorously defend. Directors who are defendants in this case are entitled to indemnity from the Company. The Company believes this suit will not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL FINANCIAL INFORMATION
                           December 31, 2002 and 2001


Summary of Quarterly Financial Information (Unaudited):




      The following table sets forth selected unaudited financial information for each quarter of 2002 and 2001 (in thousands, except per share amounts).


                                                                            2002
                                                -------------------------------------------------------------------
                                                  First         Second          Third         Fourth         Total
                                                ----------      ---------       ------        ------        -------

Revenue....................................       $  4,147      $     --        $   --        $   --        $   4147
Operating Income (Loss)....................            630          (757)            8            (2)           (121)
Nonoperating Income (Expense)..............            (36)           40             4             2              10
Net Income (Loss)..........................         (6,109)         (743)           12             0          (6,840)
Basic Earnings (Loss) per Share............          (1.86)         (.22)        (0.00)         0.00           (2.08)
Diluted Earnings (Loss) per Share..........          (1.86)         (.22)         0.00          0.00           (2.08)


                                                                            2001
                                                -------------------------------------------------------------------
                                                  First         Second          Third         Fourth         Total
                                                ----------      ---------       ------        ------        -------


Revenue....................................     $    3,586      $  3,881       $ 4,174       $ 4,022       $ 15,663
Operating Income (Loss)....................            379           321           668           309          1,677
Nonoperating Income (Expense)..............             (5)          161           (21)         (141)            (6)
Net Income (Loss)..........................         (1,686)          467           632          (656)        (1,243)
Basic and Diluted Earnings (Loss) per Share          (0.51)         0.11          0.19         (0.17)         (0.38)



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

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

                            Directors of the Company

                                                                      Director
                                                                       of the
Name, Principal Occupation and                                        Company
other Directorships                                             Age    Since
------------------------------                                  ---   --------
William D. Cox                                                  60     1991
    President  and Chief  Executive  Officer of the Company
    since  August  2001,  and  Chairman  of  the  Board  of
    Directors  since  June  1997.  Mr.  Cox has  served  as
    President  of  various  family-owned,   commercial  and
    residential    construction    and   land   development
    companies  in  Wichita,   Kansas,  currently  Applewood
    Homes, Inc., from 1967 to the present.

Harold C. Hill, Jr.                                             67     1995
    Retired  as a partner of Arthur  Andersen  LLP in 1993.
    Mr.  Hill's 35 years of service with that firm included
    responsibility    as   partner   in   charge   of   the
    transportation,   financial   services  and  government
    practices  in  Kansas  City,  and  National   Technical
    Coordinator of that firm's trucking industry practice group.

Roy R. Laborde                                                  64     1991
    Vice  Chairman  of the Board of  Directors  since  June
    1997.  Chairman  of the  Board  of  Directors  from May
    1992 to June  1997.  President  of Amboy  Grain,  Inc.,
    Amboy,  Minnesota,  since  1985;  President  and  Chief
    Operating  Officer for Rapidan  Grain & Feed,  Rapidan,
    Minnesota, from 1968 through 1988 and has continued to merchandise grain for that company.

Clark D. Stewart                                                63     1997
    President  and  Chief   Executive   Officer  of  Butler
    National    Corporation,    a   publicly-held   company
    headquartered  in  Olathe,   Kansas,   with  operations
    primarily  in  the  manufacture  and   modification  of
    aerospace switching equipment and management services for Indian gaming enterprises, since September 1989.


                        Executive Officers of the Company

     Name           Age            Position
----------------    ---  -----------------------------------------------

William D. Cox      60   President, Chief Executive Officer,
                         Secretary and Director


      Information regarding Mr.Cox is provided under "Directors of the Company" above.


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

                       Summary Compensation Table

                                                                            Long Term Compensation
                                          Annual Compensation                      Awards                  Payouts
                                      -----------------------------        -------------------------       -------
                                                              Other                       Securities                   All
                                                              Annual        Restricted    Underlying                   Other
Name and                                                      Compen-         Stock        Options/        LTIP        Compen-
Principal                                                     sation         Award(s)        SARs         Payouts      sation
Position                   Year    Salary       Bonus $)(2)     ($)           ($)            (#)            ($)         ($)
---------------------      ----    ------       ---------     -----------   -----------   ----------     ---------   -----------

William D. Cox,            2002    $162,600(1)  $       0             0             0             0              0           0
President, Chief           2001    $ 21,667             0      $  7,400(4)          0             0              0           0
Executive Officer
and Secretary



Kurt W. Huffman,           2002          --            --            --            --            --             --    $375,000(3)
Former Executive
   Vice President          2001   $ 151,000     $  41,155      $  7,200           -0-           -0-            -0-    $    -0-
   of the Company and
   President and Chief     2000     145,000         3,750         7,200           -0-        50,000            -0-         -0-
   Executive Officer
   of UPAC and Presis




     (1) In2002 Mr. Cox was the President and Chairman of the Board of Transfinancial Holdings, Inc. companies and the only employee. Mr. Cox is an "at will" employee operating as and independent contractor at the rate of $200.00 per hour.

     (2) Except as described herein, bonuses represent incentive compensation awarded on a discretionary basis based on subjective criteria.

     (3) Bonus paid to Mr. Huffman on the sale of the financial services operations

     (4) In 2001 Mr. Cox was employed as President of Transfinancial Holdings, Inc. and received $7,400.00 in stock as part of his compensation.

Option Grants in Last Fiscal Year

                        Individual Grants
            ----------------------------------------   Potential Realizable
            Number of   % of Total                     Value at Assumed Annual
            Securities  Options        Exer-   Rates   of Stock Price
            Underlying  Granted to     cise    Expir-  Appreciation for
             Options    Employees in   Price   ation   Option Term
                                                       ---------------------
Name       Granted (#)  Fiscal  Year   ($/Sh)   Date   5% $)   10% ($)
----       -----------  --------------  ------  ----   ------  -------



Note: No grants were made in 2002.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

      In connection with the approval and adoption of the Plan of Complete Liquidation at the annual Shareholders meeting held on January 22, 2002 the holders of all in the money options (totaling 306,650) received, after deductions for the option exercise price, a net distribution of $364,952.00.

                              EMPLOYMENT AGREEMENTS

                                      NONE

  All employees working under employment agreements were terminated in 2001.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of March 31, 2003, unless otherwise indicated, with respect to the beneficial ownership of the Company's Common Stock by (a) persons known to the Company to be beneficial owners of 5% or more of the outstanding Common Stock, (b) executive officers listed in the Summary Compensation Table, (c) directors and nominees for director and (d) all directors and executive officers of the Company as a group.


Name of Beneficial Owners                       Amount and
(and address of beneficial owners               Nature of
other than executive officers,                  Beneficial     Percent
directors and nominees)                         Ownership(1)   of Class
------------------------------------            ------------   --------


Roy R. Laborde................................   185,365(3)       5.15%
C/o TransFinancial Holdings, Inc.
8245 Nieman Road, Suite 100
Lenexa, KS 66214

William D. Cox................................    107,00(4)       2.98%
Harold C. Hill, Jr............................    24,500(5)        .68%
Clark D. Stewart..............................    17,000(6)        .47%

Directors and executive officers as a
   group (4 persons, including the above).....   333,865          9.29%


Timothy P. O'Neil.............................   345,340(2)       9.6%
P.O. Box 15085
Lenexa, Kansas 66285


     (1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed.

     (2) Includes 192,000 shares subject to exercisable outstanding stock options. Does not include 9,000 shares held in various irrevocable trusts for the benefit of Mr. O'Neil's children and over which he has no voting or investment power.

     (3) Includes 26,150 shares subject to exercisable outstanding stock options and 1,415 shares owned by and registered in the name of his wife, over which they share voting power but Mrs. Laborde retains sole investment power.

     (4) Includes 28,000 shares subject to exercisable outstanding stock options.

     (5) Includes 4,500 shares in the Francile Hill Revocable Trust. Both Mr. Hill and Francile Hill are trustees and each has shared voting and investment power. Also includes 20,000 shares subject to exercisable outstanding stock options. . (6)Includes 16,000 shares subject to exercisable outstanding stock options.

Item 13. Certain Relationships and Related Transactions


Item 14. Controls and Procedures

         Based on an evaluation of disclosure controls and procedures for the period ended December 31, 2002 conducted by our Chief Executive Officer (principal executive officer and principal financial officer) with in 90 days of filing this Annual Report on form 10-K, we conclude that our disclosure controls and procedures are effective.

         The company has internal controls and procedures regarding financial reporting. Because the Company has only one employee, it has some concerns regarding its segregation of duties, but does not believe such deficiencies or weakness are significant or material. The Company has not made any changes in internal controls in response to the evaluation.

Item 15.         Principal Accountant Fees and Services

                                                   2002          2001
                                                 --------     --------
   Audit Fees..................................  $ 45,561     $ 56,290
   Audit Related Fees .........................        --           --
   Tax Fees....................................     9,463        7,258
   All Other Fees..............................        --           --


                                     PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)1. Financial Statements

           Included in Item 8, Part II of this Report -

           Consolidated Balance Sheets at December 31, 2002 and 2001

           Consolidated  Statements  of Income for the years ended
              December 31, 2002, 2001 and 2000

           Consolidated  Statements of Cash Flows for the years ended
              December  31, 2002, 2001 and 2000

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements

           Supplemental Financial Information (Unaudited) - Summary of
             Quarterly Financial Information for 2002 and 2001

     (a)2. Financial Statement Schedules

           Included in Item 14, Part IV of this Report -

           Financial Statement Schedules for the three years ended December 31, 2002:

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

    10(aa) Purchase Contract by and between R.L.R. Investments, L.L.C., an Ohio limited liability company and R.L.R. Transfer, Inc., an Ohio corporation and Crouse Cartage Company and TransFinancial Holdings, Inc. dated October 20, 2000. Filed as exhibit 10(aa) to Registrant's Annual Report 10-K for the year ended December 31, 2001.

   10(ab) List of all subsidiaries of TransFinancial Holdings, Inc. the state of incorporation of each such subsidiary, and the names under which such subsidiaries do business. Filed as exhibit 21 to Registrant's Annual Report 10-K for the year ended December 31, 2001.




 (b)        Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002
--------------------






                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
                 Schedule II - Valuation and Qualifying Accounts



                                                                     Additions
                                                                ------------------
                                               Balance at       Charged    Charged               Balance
                                                Beginning         to       to Other   Deduc-     at End
Description                                     of Year         Expense    Accounts   tions(1)   of Year

                                              (In Thousands)

Allowance for credit losses (deducted from
   finance accounts receivable)
    Year Ended December 31 -
      2002................                          1,541         595     (2,078)(2)     (58)       --
      2001................                         $1,490      $2,400      $ --       $2,349    $1,541
      2000....................                        870       1,367        567 (3)  (1,314)    1,490

-------------------------


   (1)  Deduction for purposes for which reserve was created.
   (2)  UPAC Eliminated in Stock Sale.
   (3)  Reclass provision from change in gain treatment on receivables.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  October 2, 2003         By   /s/ William D. Cox
                                    ---------------------------
                                    William D. Cox,
                                    President, Chief Executive
                                    Officer and Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William D. Cox             President, Chief Executive Officer and
--------------------------     Secretary (Principal Financial Officer)
William D. Cox


/s/ William D. Cox
--------------------------     -----------------------------------------
William D. Cox, Chairman       Roy R. Laborde, Vice Chairman of
of the Board of Directors      the Board of Directors


/s/ Clark D. Stewart           /s/ Harold C. Hill
--------------------------     -----------------------------------------
Clark D. Stewart, Director     Harold C. Hill, Jr., Director







October 2, 2003
Date of all signatures

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                  Exhibit Index
                                  -------------


Exhibit No.    Exhibit Description
-----------    -------------------

                                 302 CERTIFICATE



      I, William D. Cox, certify that:

1. I have reviewed this annual report on Form 10-K of TransFinancial Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I am have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I am have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 2, 2003
                                    /s/ William D. Cox
                                    ----------------------------------
                                    William D. Cox
                                    Chief Executive Officer and
                                    Chief Financial Officer
                                    October 2, 2003