Form 10-K/A
period 2002-12-31
TRANSFINANCIAL HOLDINGS INC
filed 2003-11-04
CIK 719271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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


                               Title of Each Class
                   TransFinancial Holdings, Inc. Common Stock,
                           par value $0.01 per share,

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X.
                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form
10-K.   [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes         No  X
                                       ---        ---

The aggregate market value of the Common Stock held by non-affiliates of TransFinancial Holdings, Inc. as of June 30, 2002, was $8,549,557 based on the last sale price of the common stock on April 29, 2002, the last date that the common stock traded.

The number of outstanding shares of the registrant's common stock as of March 30, 2003 was 3,288,291 shares.

                                Explanatory Note

On October 9, 2003, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2002 (the "Original Filing") with the Securities and Exchange Commission. "Item 8--Financial Statements and Supplementary Data--Report of Independent Accounts" of the Original Filing contained an incorrect date. The corrected "Item 8--Financial Statements and Supplementary Data--Report of Independent Accounts" is attached hereto and contains the following correction: the date of the report has been changed from September 15, 2002 to September 15, 2003. The Company hereby amends the Original Filing to include this correction.

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

Kansas City, Missouri
September 15, 2003

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  October 27, 2003        By   /s/ William D. Cox
                                   ---------------------------
                                   William D. Cox,
                                   President, Chief Executive
                                   Officer and Secretary

                 TRANSFINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                  Exhibit Index
                                  -------------


Exhibit No.         Exhibit Description
-----------         -------------------

   31.1             Sarbanes-Oxley   Section  302  Certification  of  the  Chief
                    Executive Officer/Chief Financial Officer